Form 10-Q
period 1996-03-31
FOUNDATION REALTY FUND LTD
filed 1996-07-19
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 1996   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
  (Address of principal executive offices)      (Zip Code)


  Registrant's Telephone Number, Including Area Code - (813) 573-3800


  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securites Exchange Act of 1934 during the preceeding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes (X)   No





  Number of share outstanding of each of Registrant's classes of securites.


  Title of Each Class                       Number of Units
                                            March 31, 1996
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of March 31, 1996 and December 31, 1995           3


  Statements of Operations -
  For the Three Months Ended March 31, 1996 and 1995                  4

  Statements of Partners' Equity -
  For the Three Months Ended March 31, 1996 and 1995                  5

  Statements of Cash Flows -
  For the Three Months Ended March 31, 1996 and 1995                  6

  Notes to Financial Statements                                     7-9

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                             10-11



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           March 31, 1996 December 31, 1995
                                             (Unaudited)     Audited

  ASSETS




  Aparment Properties, at Cost              $22,134,973    $22,114,145
  Less - Accumulated Depreciation            (5,304,893)    (5,129,893)
                                             16,830,080     16,984,252


  Cash and Cash Equivalents                   1,079,120        978,730
  Prepaid Expenses                               33,473            584

  TOTAL ASSETS                              $17,942,673    $17,963,566



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $16,820,862    $16,700,035
  Accounts Payable                               127,656         46,922
  Security Deposits                               93,021         95,630
  Unearned Rent                                   12,501         26,735

  TOTAL LIABILITIES                           17,054,040     16,872,322


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ March 31, 1996 and
  December 31, 1995                             1,079,691      1,272,172


  General Partner's Equity                       (191,058)      (180,928)


  TOTAL PARTNERS' EQUITY                          888,633      1,091,244


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,942,673    $17,963,566















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE THREE MONTHS ENDED MARCH 31

                                        1996                         1995
  Property Operations :

  Rental Income                       $855,569                    $829,197
  Miscellaneous                         28,287                      23,881
                                       883,856                     853,078


  Expenses:
  Depreciation                         175,000                     173,000
  Payroll                               76,107                      67,353
  Real Estate Taxes                     69,054                      67,738
  Utilities                             47,324                      51,958
  Repairs & Maintenance                 50,867                      53,358
  Property Management - General Partner 44,891                      42,602
  Landscaping                           25,038                      20,486
  Other                                 24,149                      23,812
                                       512,430                     500,307


  Income from Property Operations       371,426                     352,771
  Interest Income                        11,355                      10,514
                                        382,781                     363,285

  Other Exenses:
  Interest                              391,975                     381,339
  General & Administrative - Affiliate      660                         210
  Other General & Administrative            953                       1,222
                                        393,588                     382,771

  Net Loss                             $(10,807)                   $(19,486)

  Allocation of Net Loss -
  Limited Partners                     $(10,267)                   $(18,512)
  General Partners                         (540)                       (974)
                                       $(10,807)                   $(19,486)

  Net Loss Per Limited Partnership Unit$  (1.09)                   $  (1.97)

  Number of Limited Partnership Units     9,407                       9,407





                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1994  $ 2,165,476     $ (133,913)        $ 2,031,563

  Distribution to Partners       (176,381)        (9,283)           (185,664)

  Net Loss                        (18,512)          (974)            (19,486)

  Balance, March 31, 1995     $ 1,970,583     $ (144,170)        $ 1,826,413


  Balance, December 31, 1995  $ 1,272,172     $ (180,928)        $ 1,091,244

  Distribution to Partners       (182,214)        (9,590)           (191,804)

  Net Loss                        (10,267)          (540)            (10,708)

  Balance, March 31, 1996     $ 1,079,691     $ (191,058)        $   888,633






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                            (Unaudited)


                                                  1996              1995
  Net Cash Provided by Operating Activities:

  Net Loss                                      $  (10,807)       $  (19,486)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                     175,000          173,000
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                            (32,882)         (30,791)
  Increase in Accounts Payable                       77,726           67,738
  Increase (Decrease) in Security Deposits           (2,609)           1,463
  Increase (Decrease) in Unearned Rents             (14,234)           4,370

  Net Cash Provided by Operating Activities         192,194          196,294

  Cash Flows from Investing Activities:
  Improvements to Apartment Properties              (20,828)         (11,384)

  Net Cash Used in Investing Activities             (20,828)         (11,384)


  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                       129,650          118,237
  Payments from Notes Payable                        (8,822)          (8,046)
  Distributions to Partners                        (191,804)        (185,664)

  Net Cash used by Financing Activities             (70,976)         (75,473)

  Increase (Decrease) in Cash                       100,390          109,437
  Cash and Cash Equivalents at Beginning of period  978,730          828,960
  Cash and Cash Equivalents at End of period      1,079,120         938,397

  Supplemental Cash Flow Information:
  Interest Paid                                  $  262,325       $  263,102

  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable         129,650          118,237











  FOUNDATION REALTY FUND, LTD
  A Florida Limited Partnership)

  NOTES TO FINANCIAL STATEMENTS (Unaudited)

  NOTE 1 - ORGANIZATION

  Foundation Realty Fund, Ltd., (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates two apartment properties. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a majority-owned subsidiary of Raymond James Financial, Inc. are the General Partners and they manage and control the business of the Partnership.

  Operating profits and losses are allocated 95% to the Limited Part-ners and 5% to the General Partners. Cash from operations will be shared 95% by the Limited Partners and 5% by the General Partners; however, distributions to the General Partners are subordinated to certain preferred returns to the Limited Partners. Profit or loss and cash distributions from sales of property will be allocated as formulated in the Limited Partnership Agreement.

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Accounting

  The Partnership utilizes the accrual basis of accounting whereby revenues are recongized when earned and expenses are recognized as obligations are incurred.

  Cash and Cash Equivalents

  It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market funds, and repurchase agreements.

  Restricted Cash

  Cash and Cash Equivalents include $100,036 at March 31, 1996 and $46,756 at December 31, 1995 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include $93,021 at March 31, 1996 and $95630 at December 31, 1995 of tenant security deposits held in an escrow account.

  Income Taxes

  No provisions for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of the Partnership.











  Depreciation

  The apartment buildings are being depreciated over 35 years using the straight-line method. Furniture and fixtures are being depreci-ated over 8 years using the straight-line method.

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the three months ended March
  31, 1996.

  Property Management Fees                           $   44, 891
  General and Administrative Costs                           660

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                 March 31,           December 31
                                 1996                1996

  Land                            3,141,510           3,141,510
  Buildings                      17,298,118          17,298,118
  Furniture & Fixtures            1,695,345           1,674,517
  Apartment Properties, at Cost  22,134,973          22,114,145
  Less: Accumulated Depreciation (5,304,893)         (5,129,893)
                                 16,830,080          16,984,252

  NOTE 5 - NOTES PAYABLE

  The notes payable are secured by the apartment properties.

  NOTE 6 - BASIS OF PREPARATION:

  The unaudited financial statements presented herein have been pre-pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjuction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

  NOTE 7 - SUBSEQUENT EVENT:

  On April 30, 1996, the Partnership paid distributions of $188, 140 to the Limited Partners and $9,902 to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the three months ended March 31, 1996 was $855,569 as compared to $829,197 for the comparable period ended
  March 31, 1995. Income from property operations for the three months ended March 31, 1996 was $371,771 as compared to $352,771 for the comparable period ended March 31, 1995. The increase in rental income was a result of higher rental rates being in effect in 1996 which offset slightly higher operating costs. Operating payroll cost increased $8,754 or 13% during the three month period ended March 31, 1996 when compared to the three month period ended March 31, 1995. An employee for a newly created position was hired by the Oakwood Village Apartments in mid-1995. In addition, incentive compensation increased approximately $1,000 at the Oakwood Village Apartments and annual pay-roll increases of between 2%-3% were implemented at both apartment communities.

  Interest income increased from $10,514 for the three months ended March 31, 1995 to $11,355 for the comparable period in 1996. This increase resulted from a greater investment balance available and subsequent interest earnings on this investment balance during the three months ended March 31, 1996.

  Interest expense increased from $381,339 for the three months ended March 31, 1995 to $391,975 for the three months ended March 31, 1996. This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village First Purchase Money Mortgage.

  Net loss for the three months ended March 31, 1996 was $10,807 or $1.09 per Limited Partnership Unit outstanding as compared to a loss of $19,486 or $1.97 per Limited Partnership Unit for the compar-able period ended March 31, 1995.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership. Long-term capital resources will be necessary to cover the mortgage balloon payments of $8,779,077 in 1997 and $8,825,000 in 1998. In management's opinion, proposed sources of funding to meet these long-term obligations will include either a debt refinancing or property sale.

  Cash provided by operating activities decreased by $4,100 for the three month period ended March 31, 1995 as compared to the three month period ended March 31, 1996. The change resulted from a decrease in unearned rents of $14,234 offset slightly by a lower operating net loss.

  Cash used by investing activities totaled $11,384 at March 31, 1995 as compared to $20,828 at March 31, 1996. The $9,444 increase for the month period ended March 31, 1996 is solely attributable to the in-cease in the number of carpets replaced in the apartment units of both apartment communities.

  Cash used by financing activities decreased by $4,497 from the three month period ended March 31, 1996 when compared to the three month period ended March 31, 1995. An increase in the Oakwood Village purchase money first mortgage interest accrual of $11, 413 for the period offset an increase in partner distributions of $6,140 and principal payments on the Oakwood Village purchase money record mortgage of $776 to account for this change.




 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/10/96                 J. Robert Love - President
    Date                    (Signature)

   5/10/96                 Alan G. Lee - Assitant Secretary
    Date                    (Signature)