Form 10-Q
period 1996-06-30
FOUNDATION REALTY FUND LTD
filed 1996-08-12
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1996   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            June 30, 1996
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of June 30, 1996 and December 31, 1995         3


  Statements of Operations -
  For the Six Months Ended June 30, 1996 and 1995                  4

  Statement of Operations -
  For the Three Months Ended June 30, 1996 and 1995                5

  Statements of Partners' Equity -
  For the Six Months Ended June 30, 1996 and 1995                  6

  Statements of Cash Flows -
  For the Six Months Ended June 30, 1996 and 1995                  7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           June 30, 1996  December 31, 1995
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,156,931    $22,114,145
  Less - Accumulated Depreciation            (5,475,895)    (5,129,893)
                                             16,681,036     16,984,252


  Cash and Cash Equivalents                   1,131,357        978,730
  Prepaid Expenses                               23,098            584

  TOTAL ASSETS                              $17,835,491    $17,963,566



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $16,944,511    $16,700,035
  Accounts Payable                               172,651         49,992
  Security Deposits                               95,930         95,630
  Unearned Rent                                   14,597         26,735

  TOTAL LIABILITIES                           17,227,689     16,872,322


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ June 30, 1996 and
  December 31, 1995                               812,902      1,272,172


  General Partner's Equity                       (205,100)      (180,928)


  TOTAL PARTNERS' EQUITY                          607,802      1,091,244


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,835,491    $17,963,566















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE SIX MONTHS ENDED JUNE 30

                                        1996                         1995
  Property Operations :

  Rental Income                     $1,677,225                  $1,633,716
  Miscellaneous                         54,482                      51,211
                                     1,731,707                   1,684,927


  Expenses:
  Depreciation                         346,002                     346,000
  Payroll                              162,891                     139,932
  Real Estate Taxes                    140,508                     139,360
  Utilities                             96,243                     111,806
  Repairs & Maintenance                126,569                     141,055
  Property Management - General Partner 88,389                      84,679
  Landscaping                           42,782                      43,975
  Other                                 51,822                      50,160
                                     1,055,206                   1,056,967


  Income from Property Operations      676,501                     627,960
  Interest Income                       23,197                      23,290
                                       699,698                     651,250

  Other Exenses:
  Interest                             786,772                     765,211
  General & Administrative - Affiliate   2,710                       1,910
  Other General & Administrative         3,812                      11,091
                                       793,294                     778,212

  Net Loss                            $(93,596)                  $(126,962)

  Allocation of Net Loss -
  Limited Partners                    $(88,916)                  $(120,614)
  General Partners                      (4,680)                     (6,348)
                                      $(93,596)                  $(126,962)

  Net Loss Per Limited Partnership Unit$ (9.45)                   $ (12.82)

  Number of Limited Partnership Units     9,407                       9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30



                                          1996               1995

  Property Operations:
   Rental Income                        $821,656           $804,519
   Miscellaneous                          26,195             27,330
                                         847,851            831,849

  Expenses:
   Depreciation                          171,002            173,000
   Payroll                                86,784             72,579
   Real Estate Taxes                      71,454             71,622
   Utilities                              48,919             59,848
   Repairs and Maintenance                75,702             87,697
   Property Management - General Partner  43,498             42,077
   Landscaping                            17,744             23,489
   Other                                  27,673             26,348
                                         542,776            556,660

  Income from Property Operations        305,075            275,189
  Interest Income                         11,842             12,776
                                         316,917            287,965

  Other Expenses:
   Interest                              394,797            383,872
   General and Administrative -Affiliate   2,050              1,700
   Other General and Administrative        2,859              9,869
                                         399,706            395,441

  Net Loss                              $(82,789)         $(107,476)

  Allocation of Net Loss-
   Limited Partners                     $(78,649)         $(102,102)
   General Partners                       (4,140)            (5,374)
                                        $(82,789)         $(107,476)



  Net Loss Per Limited Partnership Unit $  (8.36)        $   (10.85)

  Number of Limited Partnership Units      9,407              9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1994  $ 2,165,476     $ (133,913)        $ 2,031,563

  Distribution to Partners       (358,689)       (18,873)           (377,562)

  Net Loss                       (120,614)        (6,348)           (126,962)

  Balance, June 30, 1995      $ 1,686,173     $ (159,134)        $ 1,527,039


  Balance, December 31, 1995  $ 1,272,172     $ (180,928)        $ 1,091,244

  Distribution to Partners       (370,354)       (19,492)           (389,846)

  Net Loss                        (88,916)        (4,680)            (93,596)

  Balance, June 30, 1996      $   812,902     $ (205,100)        $   607,802






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                            (Unaudited)


                                                    1996              1995
  Net Cash Provided by Operating Activities:

  Net Loss                                      $  (93,596)       $ (126,962)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                     346,002          346,000
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                            (22,514)         (20,465)
  Increase in Accounts Payable                      122,729          143,930
  Increase (Decrease) in Security Deposits              300            2,080
  Increase (Decrease) in Unearned Rents             (12,138)          21,407

  Net Cash Provided by Operating Activities         340,783          365,990

  Cash Flows from Investing Activities:
  Improvements to Apartment Properties              (42,786)         (32,214)

  Net Cash Used in Investing Activities             (42,786)         (32,214)


  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                       262,321          239,229
  Payments from Notes Payable                       (17,845)         (16,314)
  Distributions to Partners                        (389,846)        (377,562)

  Net Cash used by Financing Activities            (145,370)        (154,647)

  Increase (Decrease) in Cash                       152,627          179,129
  Cash and Cash Equivalents at Beginning of period  978,730          828,960
  Cash and Cash Equivalents at End of period      1,131,357        1,008,089

  Supplemental Cash Flow Information:
  Interest Paid                                  $  524,451       $  525,982

  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable        262,321          239,229











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

  Restricted Cash

  Cash and Cash Equivalents include $132,942 at June 30, 1996 and $46,756 at December 31, 1995 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include $95,930 at June 30, 1996 and $95,630 at December 31, 1995 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the six months ended June 30, 1996.

  Property Management Fees                           $   88,389
  General and Administrative Costs                        2,710

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                 June 30,           December 31
                                   1996                1995

  Land                            3,141,510           3,141,510
  Buildings                      17,298,118          17,298,118
  Furniture & Fixtures            1,717,303           1,674,517
  Apartment Properties, at Cost  22,156,931          22,114,145
  Less: Accumulated Depreciation (5,475,895)         (5,129,893)
                                 16,681,036          16,984,252

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

  NOTE 7 - SUBSEQUENT EVENT:

  On July 31, 1996, the Partnership paid distributions of $188,140 to the Limited Partners and $9,902 to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the six months ended June 30, 1996 was $1,677,225 as compared to $1,633,716 for the comparable period ended June 30, 1995. Income from property operations for the six months ended June 30, 1996 was $636,501 as compared to $627,960 for the comparable period ended June 30, 1995. The increase in rental income was a result of higher rental rates being in effect in 1996 Operating payroll cost increased $22,959 or 16% during the six month period ended June 30, 1996 when compared to the six month period ended June 30, 1995. An employee for a newly created position was hired by the Oakwood Village Apartments in mid-1995. In addition, incentive compensation increased approximately $1,150 at the Oakwood Village Apartments and annual payroll increases of between 2%-3% were implemented at both apartment communities.

  Interest income changed from $23,290 for the six months ended
  June 30, 1995 to $23,197 for the comparable period in 1996. There was little change in the investment balance and rate of interest earnings during the period.

  Interest expense increased from $765,211 for the six months ended June 30, 1995 to $786,772 for the six months ended June 30, 1996.
  This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village
  First Purchase Money Mortgage.

  Net loss for the six months ended June 30, 1996 was $93,596 or $9.45 per Limited Partnership Unit outstanding as compared to a loss of $126,962 or $12.82 per Limited Partnership Unit for the compar-able period ended June 30, 1995.

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

  Cash provided by operating activities decreased by $25,207 for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. The change resulted from a decrease in unearned rents of $33,545 which was completely offset by a lower net operating loss of $33,366 for the comparable six month period. The final significant change was a decrease in the accounts payable increase of $21,201 for the six months ending June 30, 1996 verse the six months ending June 30, 1995.

  Cash used by investing activities totaled $32,214 at June 30, 1995 as compared to $42,786 at June 30, 1996. The $10,572 increase for the six month period ended June 30, 1996 is solely attributable to the in-cease in the number of carpets replaced in the apartment units of both apartment communities.


  Cash used by financing activities decreased by $9,277 from the six month period ended June 30, 1996 when compared to the six month period ended June 30, 1995. An increase in the Oakwood Village purchase money first mortgage interest accrual of $23,092 for the period offset both an increase in partner distributions of $12,284 and principal payments on the Oakwood Village purchase money record mortgage of $1,531 to account for this change.




 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   8/10/96                 J. Robert Love - President
    Date                    (Signature)

   8/10/96                 Alan G. Lee - Assitant Secretary
    Date                    (Signature)