Form 10-Q
period 1996-09-30
FOUNDATION REALTY FUND LTD
filed 1996-11-19
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1996 Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            September 30, 1996
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                  Page No.

  Balance Sheets as of September 30, 1996 and December 31, 1995         3


  Statements of Operations -
  For the Nine Months Ended September 30, 1996 and 1995                  4

  Statement of Operations -
  For the Three Months Ended September 30, 1996 and 1995                 5

  Statements of Partners' Equity -
  For the Nine Months Ended September 30, 1996 and 1995                  6

  Statements of Cash Flows -
  For the Nine Months Ended September 30, 1996 and 1995                  7

  Notes to Financial Statements                                       8-10

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                                11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                       September 30, 1996  December 31, 1995
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,192,244    $22,114,145
  Less - Accumulated Depreciation            (5,648,896)    (5,129,893)
                                             16,543,348     16,984,252


  Cash and Cash Equivalents                   1,032,186        978,730
  Prepaid Expenses                               65,398            584

  TOTAL ASSETS                              $17,640,932    $17,963,566



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,071,047    $16,700,035
  Accounts Payable                               137,889         49,992
  Security Deposits                               95,706         95,630
  Unearned Rent                                   16,163         26,735

  TOTAL LIABILITIES                           17,320,805     16,872,322


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ September 30, 1996 and
  December 31, 1995                              539,610      1,272,172


  General Partner's Equity                       (219,483)      (180,928)


  TOTAL PARTNERS' EQUITY                          320,127      1,091,244


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,640,932    $17,963,566















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                        1996                         1995
  Property Operations :

  Rental Income                    $2,515,0321                  $2,462,921
  Miscellaneous                         73,114                      73,139
                                     2,588,146                   2,536,060


  Expenses:
  Depreciation                        519,0032                     519,000
  Payroll                              242,127                     226,109
  Real Estate Taxes                    210,382                     212,125
  Utilities                            158,101                     178,468
  Repairs & Maintenance                209,432                     219,869
  Property Management - General Partner129,337                     128,060
  Landscaping                           60,922                      62,266
  Other                                 79,959                      80,982
                                     1,609,263                   1,626,879


  Income from Property Operations      978,883                     909,181
  Interest Income                       34,536                      34,284
                                     1,013,419                     943,465

  Other Exenses:
  Interest                           1,184,455                   1.151,735
  General & Administrative - Affiliate   3,660                       2,220
  Other General & Administrative         8,533                      13,349
                                     1,196,648                   1,167,304

  Net Loss                           $(183,229)                  $(223,839)

  Allocation of Net Loss -
  Limited Partners                   $(174,068)                  $(212,647)
  General Partners                      (9,161)                    (11,192)
                                     $(183,229)                  $(223,839)

  Net Loss Per Limited Partnership Unit$(18.50)                   $ (22.61)

  Number of Limited Partnership Units     9,407                       9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30



                                          1996               1995

  Property Operations:
   Rental Income                        $837,807           $829,205
   Miscellaneous                          18,632             21,928
                                         856,439            851,133

  Expenses:
   Depreciation                          173,001            173,000
   Payroll                                79,236             86,177
   Real Estate Taxes                      69,874             72,765
   Utilities                              61,858             66,662
   Repairs and Maintenance                82,863             78,814
   Property Management - General Partner  40,948             43,381
   Landscaping                            18,140             18,291
   Other                                  28,137             30,822
                                         554,057            569,912

  Income from Property Operations        302,382            281,221
  Interest Income                         11,339             10,994
                                         313,721            292,215

  Other Expenses:
   Interest                              397,683            386,524
   General and Administrative -Affiliate     950                310
   Other General and Administrative        4,721              2,258
                                         403,354            389,092

  Net Loss                              $(89,633)          $(96,877)

  Allocation of Net Loss-
   Limited Partners                     $(85,151)          $(92,033)
   General Partners                       (4,482)            (4,844)
                                        $(89,633)          $(96,877)



  Net Loss Per Limited Partnership Unit $  (9.05)        $    (9.79)

  Number of Limited Partnership Units      9,407              9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                       FOR THE NINE MONTHS ENDED SEPTYEMBER 30, 1996 AND 1995

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1994  $ 2,165,476     $ (133,913)        $ 2,031,563

  Distribution to Partners       (540,902)       (28,468)           (569,370)

  Net Loss                       (212,647)       (11,192)           (223,839)

  Balance, September 30, 1995 $ 1,411,927     $ (173,573)        $ 1,238,354


  Balance, December 31, 1995  $ 1,272,172     $ (180,928)        $ 1,091,244

  Distribution to Partners       (558,494)       (29,394)           (587,888)

  Net Loss                       (174,068)        (9,161)           (183,229)

  Balance, September 30, 1996 $   539,610     $ (219,483)        $   320,127






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (Unaudited)


                                                    1996              1995
  Net Cash Provided by Operating Activities:

  Net Loss                                      $ (183,229)       $ (223,839)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                     519,003          519,000
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                            (64,814)         (73,576)
  Increase in Accounts Payable                       87,968           50,871
  Increase (Decrease) in Security Deposits               76              881
  Increase (Decrease) in Unearned Rents             (10,572)          35,531

  Net Cash Provided by Operating Activities         348,432          308,868

  Cash Flows from Investing Activities:
  Improvements to Apartment Properties              (78,100)         (58,819)

  Net Cash Used in Investing Activities             (78,100)         (58,819)


  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                       398,084          363,041
  Payments of Notes Payable                         (27,072)         (24,750)
  Distributions to Partners                        (587,888)        (569,370)

  Net Cash used by Financing Activities            (216,876)        (231,079)

  Increase (Decrease) in Cash                        53,456           18,970
  Cash and Cash Equivalents at Beginning of period  978,730          828,960
  Cash and Cash Equivalents at End of period      1,032,186          847,930

  Supplemental Cash Flow Information:
  Interest Paid                                  $  786,372       $  788,693

  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable        398,084          363,041











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

  Restricted Cash

  Cash and Cash Equivalents include $186,222 at September 30, 1996 and $46,756 at December 31, 1995 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $95,706 at September 30, 1996 and $95,630 at December 31, 1995 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the nine months ended September 30, 1996.

  Property Management Fees                           $  129,337
  General and Administrative Costs                        3,660

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                               September 30,        December 31
                                   1996                1995

  Land                            3,141,510           3,141,510
  Buildings                      17,298,118          17,298,118
  Furniture & Fixtures            1,752,616           1,674,517
  Apartment Properties, at Cost  22,192,244          22,114,145
  Less: Accumulated Depreciation (5,648,896)         (5,129,893)
                                 16,543,348          16,984,252

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

  NOTE 7 - SUBSEQUENT EVENT:

  On October 31, 1996, the Partnership paid distributions of $188,140 to the Limited Partners and $9,902 to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the nine months ended September 30, 1996 was $2,515.032 as compared to $2,462,921 for the comparable period ended September 30, 1995. Income from property operations for the nine months ended September 30, 1996 was $978,883 as compared to $909,181 for the comparable period ended September 30, 1995. The increase in rental income was a result of higher rental rates being in effect in 1996 which offset slightly lower occupancy levels. Operating payroll cost increased $16,018 or 7% during the nine month period ended September
  30, 1996 when compared to the nine month period ended September
  30, 1995. An employee for a newly created position was hired by the Oakwood Village Apartments in mid-1995. In addition, annual payroll increases of between 2%-3% were implemented at both apartment communities.

  Interest income increased from $34,284 for the nine months ended
  September 30, 1995 to $34,536 for the comparable period in 1996. There was little change in the investment balance and rate of interest earnings over the last twenty-four months.

  Interest expense increased from $1,151,735 for the nine months ended September 30, 1995 to $1,184,455 for the nine months ended September
  30, 1996. This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village
  First Purchase Money Mortgage.

  Net loss for the nine months ended September 30, 1996 was $183,229 or $18.50 per Limited Partnership Unit outstanding as compared to a loss of $223,839 or $22.61 per Limited Partnership Unit for the compar-able period ended September 30, 1995.

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

  Cash provided by operating activities increased by $39,564 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. The change resulted from a decrease in unearned rents of $46,103 which was offset by a lower net operating loss of $40,610 for the comparable nine month period. The final significant change was a result of an increase in the amount of accounts payable increase of $37,097 for the nine months ending September 30, 1996 verse the nine months ending September 30, 1995.

  Cash used by investing activities totaled $58,819 at September 30, 1995 as compared to $78,100 at September 30, 1996. The $19,281 increase for the nine month period ended September 30, 1996 is solely attributable to the in-crease in the number of carpets replaced in the apartment units of both apartment communities.


  Cash used by financing activities decreased by $14,203 from the nine month period ended September 30, 1996 when compared to the nine month period ended September 30, 1995. An increase in the Oakwood Village purchase money first mortgage interest accrual of $35,043 for the period offset both an increase in partner distributions of $18,518 and principal payments on the Oakwood Village purchase money record mortgage of $2,322 to account for this change.




 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




  11/11/96                 J. Robert Love - President
    Date                    (Signature)

  11/11/96                 Alan G. Lee - Secretary
    Date                    (Signature)