Form 10-K
period 1996-12-31
FOUNDATION REALTY FUND LTD
filed 1997-03-25
CIK 813652



  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-K

  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Year Ended December 31, 1996 Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD.
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
  (Address of principal executive offices)      (Zip Code)


  Registrant's Telephone Number, Including Area Code - (813) 573-3800

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference by Part III of this Form 10-K or any amendment to this Form 10-K.
                                                  XX

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


  Title of Each Class                       Number of Units
                                            December 31, 1996
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849







  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)

                                  PART I

  Item 1.  Business

  General Development of Business -

  The Registrant is a Florida Limited Partnership ("Partnership") whose
  General Partners are RJ Properties, Inc. ("RJP"), a majority-owned subsidiary of Raymond James Financial, Inc., and J. Robert Love, an individual (collectively, the "General Partners"). The Partnership was formed under the laws of Florida and commenced operations on January 12, 1988.

  Financial Information about Industry Segments -

  The Registrant is engaged in only one industry segment, the acquisition, management and disposition of apartment properties.

  Narrative Description of Business -

  The Partnership's business is to acquire, manage, and eventually sell apartment properties which offer the potential for providing periodic, cash distributions to Limited Partners, capital appreciation, and preservation and protection of the Limited Partners' Capital Contributions.


  The Registrant has no direct employees. The General Partners have full and exclusive discretion in management and control of the Partnership.

  Item 2.  Properties

  As of December 31, 1996, the Partnership owned the properties listed below:

                                        Purchase          Current
  Property Name and Location              Date              Cost

  Oakwood Village Apartments
   Atlanta, Georgia                      1/22/88          $ 9,271,375
  Springfield Apartments
   Durham, North Carolina                9/22/88          $12,938,526

  A summary of the apartment properties is as follows:

                                         December 31,      December 31,
                                            1996                1995

  Land                                   $ 3,141,510        $ 3,141,510
  Buildings                               17,298,118         17,298,118
  Furniture & Fixtures                     1,770,273          1,674,517

  Apartment Properties, at Cost           22,209,901         22,114,145
  Less: Accumulataed Depreciation         (5,759,354)        (5,129,893)
                                         $16,450,547        $16,984,252

  Item 3.  Legal Proceedings

  The Registrant is not a party to material pending legal proceedings.

  Item 4.  Submission of Matters to Vote of Security Holders

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during 1996.


                                  PART II

  Item 5.  Market for the Registrant's Securities and Related Security
           Holder Matters

  (A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

  (B)  Approximate Number of Equity Security Holders:

                                                Number of Record Holders
       Title of Class                           as of December 31, 1996

  Units of Limited Partnership Interest                     731
  General Partner Interest                                    2




  Item 6.  Selected Financial Data
                     1996         1995       1994         1993       1992
Total Revenues   $ 3,541,450 $ 3,485,761 $ 3,285,708 $ 3,084,619 $ 2,903,523

Net Loss            (150,117)   (179,145)   (273,540)   (274,484)   (463,097)
Total Assets      17,530,937  17,963,566  18,443,434  19,126,797  19,603,195
Notes Payable     17,196,565  16,700,035  16,278,673  15,864,980  15,485,357
Distributions to
 Limited Partners
 Per Partnership
 Unit**            $  79.37    $  76.87    $  70.63    $  67.50    $  65.00
Loss Per $1,000
 Limited Partners
 Unit Outstanding  $ (15.16)   $ (18.09)   $ (27.62)   $ (27.72)   $ (46.77)
Occupancy %             94.9%       95.4%       96.0%       94.4%       93.8%
Revenue per
 Sq. Ft.           $   8.51    $   8.37    $   7.89    $   7.41    $   6.97


  ** For an investor admitted in January, 1988. None of the distribution to Limited Partners represents a return of capital.

  The above selected financial data should be read in conjunction with the financial statements related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Rental income for the twelve months ended December 31, 1996 was $3,400,522 as compared to $3,341,405 and $3,201,931 for the comparable periods ended December 31, 1995 and December 31, 1994, respectively. Income from property operations for the twelve months ended December 31, 1996 was $1,402,132 as compared to $1,267,198 and $1,224,640 for the comparable periods ended December 31, 1995 and Deecmber 31, 1994. The increase in income from property operations was a result of the implementation of several rental rate increases over the past two years which offset a slight decrease in the occupancy rate. Depreciation expense decreased 9.7% or $67,957 from 1995 to 1996. This decrease is a result of the appliance and equipment fixed assets purchased in 1988 have reached their maximum depreciable lives. Utility expenses decreased by 13.2% or $31,483 from 1995 to 1996. This decrease is attributable to a water utility credit received in early 1996 from the city of Durham, North Carolina for an overbilling to the Springfield Apartments in 1995. Operating payroll costs increased $50,237 or approximately 20% from 1994 and 1995. The increase in payroll costs at the Oakwood Village Apartments is primarily responsible for this increase. During 1995, a full-time assistant community director was hired for this property. In addition, incentive compensation increased by $8,048 at both properties in 1995. The increase in other operating cost of $17,825 from 1994 to 1995 is solely attributable to the higher costs of providing property and liability insurance coverage at both properties.

  Interest income increased from $18,255 for the twelve months ended December 31, 1994 to $46,530 for the comparable period in 1995. This increase resulted from higher rates of interest paid on investments during the current year, and an increase in cash and cash equivalents held by the Partnership. A small parcel of Oakwood Village land was sold during 1995 to DeKalb County for a road widening project. The land, which sold for $72,795 and had a cost basis of $6,853, netted a $65,942 gain for the Partnership.

  Interest expense increased from $1,540,953 for the twelve months ended December 31, 1995 to $1,581,264 for the twelve months ended December 31, 1996. This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village First Purchase Money Mortgage.

  Net loss for the twleve months ended December 31, 1996 was $150,117 or $15.16 per Limited Partnership Unit outstanding as compared to a loss of $179,145 or $18.09 per Limited Partnership Unit for the comparable period ended December 31, 1995 and $273,540 or $27.62 per Limited Partnership
  Unit for the comparable period ended December 31, 1994. The primary source of funds in 1997 will accumulate from rental operations and investment earnings.

  Cash distributios of $746,634, $723,116, and $664,418, were paid to limited partners and cash distributions of $39,296, $38,058, and $26,302 were paid to the general partners in 1996, 1995, and 1994 respectively.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating need of the Partnership. Long-term capital resources will be necessary to cover the mortgage balloon payments of $8,779,077 in 1997 and $8,825,000 in 1998. In management's opinion, proposed sources of funding to meet these long-term obligations will include either a debt refinancing or property sale.

  Cash provided by operating activities increased by $27,880 from 1995 to 1996 The increase resulted primarily from a smaller net loss in 1996 and an increase in unearned rents from 1995 to 1996 which offset cash used to reduce accounts payable and pay the 1997 insurance premiums.

  Cash used by investing activities totaled $95,756 for 1996 as compared to $1,835 for 1995. Fixed asset additions totaled $95,756 and $74,630 for 1996 and 1995 respectively. A small parcel of Oakwood Village Apartments land was sold for 472,795 during 1995 to DeKalb County for a road widening project. The sale proceeds of the land parcel decreased cash used by investing activities.

  An increase in payments of notes payable in 1995 is the reason for the decrease in cash used by financing activities. $35,000 of the Oakwood Village land sale proceeds discussed above was used to make a principal paydown on the Oakwood Village purchase money first mortgage in 1995.

  Item 8.  Financial Statements and Supplementary Data



  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                  Page No.

  Independent Auditor's Report                                       7

  Balance Sheets as of December 31, 1996
   and December 31, 1995                                             8


  Statements of Operations -
   For the Years Ended December 31, 1996,
   1995 and 1994                                                     9

  Statements of Partners' Equity -
  For the Years Ended December 31, 1996,
  1995 and 1994                                                     10

  Statements of Cash Flows -
  For the Years Ended December 31, 1996
  1995 and 1994                                                     11

  Notes to Financial Statements                                  12-15

  Financial Statement Schedules:

   Schedule V - Land, Buildings and Equipment                       20

   Schedule VI - Accumulated Depreciation of
                 Buildings and Equipment                            20


  All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

 <AUDIT-REPORT>

 To the Partners of Foundation Realty Fund, Ltd.

 We have audited the accompanying balance sheets of Foundation Realty
 Fund, Ltd. (a Florida Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended
 December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

 Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under
 Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants

  Clearwater, Florida
  February 10, 1997


 </AUDIT-REPORT>





                       FOUNDATION REALTY FUND, LTD.
                     (A Florida Limited Partnership)

                             BALANCE SHEET

                                       December 31, 1996  December 31, 1995
   ASSETS




  Aparment Properties, at Cost            $22,209,901         $22,114,145
  Less - Accumulated Depreciation          (5,759,354)         (5,129,893)
                                           16,450,547          16,984,252


  Cash and Cash Equivalents                 1,069,572             978,730
  Prepaid Expenses                             10,818                 584

  TOTAL ASSETS                            $17,530,937         $17,963,566



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                            $17,196,565         $16,700,035
  Accounts Payable                              29,541              49,992
  Security Deposits                             93,797              95,630
  Unearned Rent                                 55,837              26,735

  TOTAL LIABILITIES                         17,375,740          16,872,322


  Partner's Equity:
  Limited Partners' Equity (9,407 units
  outstanding @ December 31, 1996 and
  December 31, 1995                            382,927           1,272,172
  General Partner's Equity                    (227,730)           (180,928)


  TOTAL PARTNERS' EQUITY                       155,197           1,091,244

  TOTAL LIABILITES AND PARTNERS' EQUITY    $17,530,937         $17,963,566















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                              FOR THE YEARS ENDED DECEMBER 31

                                1996            1995             1994

  Property Operations:
  Rental Income                $3,400,522      $3,341,405       $3,201,931
  Miscellaneous                    95,477          97,826           65,522

                                3,495,999       3,439,231        3,267,453



  Expenses:
  Depreciation                    629,461         697,418          690,978
  Payroll                         327,101         302,968          252,731
  Real Estate Taxes               287,944         293,037          267,111
  Utilities                       207,051         238,534          200,952
  Repairs & Maintenance           272,956         278,965          304,456
  Property Management -
   General Partner                173,690         171,294          162,372
  Landscaping                      84,483          85,111           77,332
  Other                           111,181         104,706           86,881
  General and Administrative -
   Affiliate                        3,970           2,740              930

  Other General and
   Administrative                  12,466          15,122           14,800
                                2,110,303       2,189,895        2,058,543



  Income from Property
   Operations                   1,385,696       1,249,336        1,208,910
  Interest Income                  45,451          46,530           18,255
                                1,431,147       1,295,866        1,227,165

  Other Exenses:
  Interest                      1,581,264       1,540,953        1,500,705

  Net Loss before
   Extraordinary Item            (150,117)       (245,087)        (273,540)
  Extraordinary Item -
   Gain on Sale of Land                -0-         65,942               -0-
  Net Loss                     $ (150,117)     $ (179,145)      $ (273,540)


  Allocation of Net Loss -
  Limited Partners             $ (142,611)     $ (170,188)      $ (259,863)
  General Partners                 (7,506)         (8,957)         (13,677)

                               $ (150,117)     $ (179,145)      $ (273,540)

  Net Loss Per Limited
   Partnership Unit            $   (15.16)     $   (18.09)      $   (27.62)

  Number of Limited
   Partnership Units                9,407           9,407            9,407


  The accompanying notes are an integral part of these financial statements.






                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY


                       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 Limited         General           Total
                                 Partners'       Partners'        Partners'
                                  Equity          Equity           Equity
  Balance, December 31, 1993    $3,089,757     $  (93,934)      $2,995,823

  Distribution to Partners        (664,418)       (26,302)        (690,720)

  Net Loss                        (259,863)       (13,677)        (273,540)

  Balance, December 31, 1994    $2,165,476     $ (133,913)       $2,031,563



  Distribution to Partners       (723,116)        (38,058)         (761,174)

  Net Loss                       (170,188)         (8,957)         (179,145)

  Balance, December 31, 1995    $1,272,172      $(180,928)        $1,091,244


  Distribution to Partners        (746,634)       (39,296)          (785,930)

  Net Loss                        (142,611)        (7,506)          (150,117)

  Balance, December 31, 1996    $  382,927      $(227,730)        $  155,197






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,

                                   1996              1995           1994


  Net Cash Provided by
  Operating Activities:
  Net Loss                       $ (150,117)     $ (179,145)    $ (273,540)
  Adjustments to Reconcile
   Net Loss to Net Cash
   Provided by Operating
   Activities:
    Depreciation                    629,461         697,418        690,978
    Deferred Interest on
     Notes Payable                  533,038         489,739        446,629
    Extraordinary Gain on
     Sale of Land                        -0-        (65,942)           -0-
  Changes in Operating
   Assets and Liabilities:
  (Increase) Decrease
   in Prepaid Expense               (10,234)             (3)            (5)

  Increase (Decrease)
   in Accounts Payable              (20,381)         23,374           (560)
  Increase (Decrease)
   in Unearned Rents                 29,102          17,394        (45,964)

  Increase (Decrease)
   in Security Deposits              (1,833)         (1,679)         1,689
  (Decrease) in Interest
   Payable                               -0-             -0-       (87,961)

  Net Cash Provided
   by Operating Activities        1,009,036         981,156        731,266

  Net Cash Flows from Investing
   Activities:
   Proceeds from the Sale
   of Land                               -0-         72,795             -0-
   Improvements to Apartment
   Properties                       (95,756)        (74,630)       (52,132)
  Net Cash Used in Investing
   Activities                       (95,756)         (1,835)       (52,132)
 Net Cash Flows from Financing
   Activities:
   Distributions to Partners        (785,930)       (761,174)     (690,720)
   Payments of Notes Payable         (36,508)        (68,377)      (32,936)

 Net Cash Used by Financing
   Activities                       (822,438)       (829,551)     (723,656)

 Increase (Decrease) in Cash          90,842         149,770       (44,522)

 Cash at Beginning of Year           978,730         828,960       873,482
 Cash at End of Year               1,069,572         978,730       828,960

 Supplemental Cash Flow Information:
 Interest Paid                     1,048,083       1,051,214     1,072,173

Supplemental Disclosure of Non-Cash
 Financing Activities:
 Deferred Interest on Morgage
  Note Payable                        533,038         489,739      446,629




FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 1996


NOTE 1 - ORGANIZATION:

Foundation Realty Fund, Ltd. (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates two apartment properties. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnerhip Agreement. The partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a majority owned subsidiary of Raymond James Financial, Inc. are the General Partners and manage and controlthe business of the Partnership.

Operating profits and losses are allocated 95% to the limited partners and 5% to the general partners. Cash from operations will be shared 95% by the limited partners and 5% by the general partners; however, distributions to the general partners are subordinated to certain preferred returns to the limited partners. Profit and loss and cash distributions from sales of properties will be allocated as formulated in the Limited Partnership Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The Partnership utilizes the accrual basis of accounting wherby revenues are recognized when earned and expenses are recognized as obligation are incurred.

Cash and Cash Equivalents

It is the Partnership's policy to include short-term investments with an original maturity of three months or less in cash and cash equivalents. These short-term investments are comprised of money market funds, and repurchase agreements.

Restricted Cash

Cash and cash equivalents include $108,773 at December 31, 1996 and $46,756 at December 31, 1995 of cash held in escrow for the payment of real estate taxes. Cash and cash equivalents also include $93,797 at December 31, 1996 and $95,630 at December 31, 1995 of tenant security deposits held in escrow account.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of the Partnership.

Concentrations of Credit Risk

Financial instruments which potentially subject the partnership to concentrations of credit risk consist principally of cash investments in high credit quality financial institutions.

Depreciation

The apartment buildings are being depreciated over 35 years using the straight-line method. Furniture and fixtures are being depreciated over eight years using the straight-line method.

Reclassifications

Certain accounts in the prior year financial statements have been reclassed for comparison purposes to conform with the presentation in the current year financial statements.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

NOTE 3 COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL
PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                 1996        1995        1994

Property Management Fees      $ 173,690  $ 171,294   $ 162,372
General & Administrative Costs    3,970      2,740         930


NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:

                                     December 31, 1996  December 31, 1995

Land                                   $  3,141,510       $  3,141,510
Buildings                                17,298,118         17,298,118
Furniture & Fixtures                      1,770,273          1,674,517

Apartment Properties at Cost             22,209,901         22,114,145

Less: Accumulated Depreciation           (5,759,354)        (5,129,893)
                                       $ 16,450,547       $ 16,984,252


NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net loss as reported and partnership loss for tax purposes:

                                      1996        1995       1994
Net loss per financial statements  $150,117    $179,145    $273,540
Tax depreciation in excess of
 financial depreciation              45,473      20,228      83,168

Partnership loss for tax purposes  $195,590    $199,373    $356,708


NOTE 6 - NOTES PAYABLE:

The notes payable at December 31, 1996 and 1995 consist of the following:

                                                   1996         1995
Oakwood Village
Purchase money first mortgage, interest accrues
monthly at 9.25% and is added to principal.
Final payment of $6,491,902 (including
$3,926,902 of accrued interest) is due
9/29/97. The outstanding balance includes
$3,496,519 of deferred interest in 1996 and
$2,963,481 in 1995.                             $6,061,519   $5,528,481

Purchase money second mortgage at 9% payable
monthly installments including principal and
interest of $20,518 through 9/29/97. Final
principal payment of $2,280,435 is due
9/29/97.                                          2,310,046    2,346,554

Springfield
Purchase money first mortgage payable in
monthly installments of interest only until
9/1/98 when the loan matures. Rate from
10/1/91 through 9/1/98 is 9.50%.                  8,825,000    8,825,000
                                                $17,196,565  $16,700,035

The aggregate amount of principal and deferred interest payments due in the years after December 31, 1996 are:

1997                                    $ 8,371,565
1998                                      8,825,000
                                        $17,196,565

NOTE 7 - EXTRAORDINARY GAIN:

On September 21, 1995, .16 acre of the Oakwood Village Apartment's land was condemned by DeKalb County, Georgia for a road widening project. The Partnership received $72,795 for the condemed land parcel. The land, which had a basis of $6,853, resulted in an extraordinary gain of $65,942.

NOTE 8 - SUBSEQUENT EVENT:

On February 17, 1997, the Partnership paid distributions of $188,140 to the limited partners and $9,902 to the general partners.


Item 9. Disagreements on Accounting and Financial Disclosures

        Not applicable.

Item 10. Directors and Executive Officers of the Registrant

         The Partnership has no directors or officers.

Item 11. Executive Compensation

         The Partnership has no directors or officers.

Item 12. Security Ownership of Certain Beneficial Owners & Management

         The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns a record or benificially, more than 5% of the Partnership's outstanding units.

Item 13. Certain Relationships and Related Transactions

         The General Partners and affiliates are entitled to the following types of compensation and reimbursements for costs and expenses:

                                           Total Incurred by the Partnership
                                           for the period ended December 31,
                                             1996        1995        1994

Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited Partnership's
properties. As compensation for
management services they perform, the
General Partners are paid a monthly fee
equal to 5% of the monthly gross receipts
from residential property. These fees are
included in the Statement of Operations.    $173,690   $171,294   $162,372

Affiliates of the General Partners are
reimbursed for general and administrative
expenses of the partnership on an
accountable basis. This expense is included
in the Statement of Operations. Direct
costs are paid by the Partnership.             3,970      2,740        930

The General Partners receive 5% of cash
frpm operations subject to certain
subordination agreements. In addition,
the General Partners are allocated 5%
of all tax items.                             39,296     38,058     26,302


PART 4

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         A. 1. Financial Statements - see accompanying index to financial statements, Item 8.

            2. Financial Statements Schedules - see accompanying index to financial statements, Item 8.

            3. Exhibit Index -

Table Number                                                           Page
1.1   Form of Soliciting Dealer Agreement                                 *
1.2   Form of Escrow Agreement between Foundation Realty Fund, Ltd.
      and Southeast Bank, NA                                              *
2     Plan of acquisition, organization, arrangement, liquidation
      or succession                                                       **
3.1   The form of Partnership Agreement of the Partnership                *
3.2   Articles of Incorporation of RJ Properties, Inc.                    *
3.2.1 By-laws of RJ Properties, Inc.                                      *
3.3   Certificate of Limited Partnership of Foundation Realty Fund,Ltd.   *
4     Instruments defining the rights of security holders
      including debentures                                                **
5.1   Summary of appraisal of Oakwood Village Apartments                  **
8.1   Tax opinion and consent of Schifino, Fleischer & Neal, P.A.         *
9     Voting Trust Agreement                                              **
10.1  Oakwood Village Apartments Real Estate Acquisition Contract
      and Exhibits thereto                                                *
11    Computation of per share earnings                                   **
12    Computation of ratios                                               **
13    Annual report to security holders                                   **
18    Letter re: change in accounting principles                          **
19    Previously unfiled documents                                        **
22    Subsidiaries of the Registrant                                      **
23    Published report regarding matters submitted to vote of
      security holders                                                    **
24    Consents of experts and counsel
24.1  The consent of Spence, Marston & Bunch                              *
24.2  The consent of Charles Smallwood, CPA                               *
24.3  The consent of Schifino, Fleischer & Neal, PA to all references made to them in the Prospectus included as part of the
      Registration Statement of Foundation Realty Fund, Ltd., and
      all amendments thereto, is included in their opinions
      filed as Exhibit 8.1 to the Registration Statement                  *
25    Power of Attorney                                                   **
28.1  Table 6 (Acquisition of Properties by Program) of Appendix
      2 to Industry Guide 5, Preparation of Registration
      Statements Relating to Interests in Real Estate Limited
      Partnerships                                                        *
29    Information from reports furnished to state insurance
      regulatory authorities                                              **

* Included with Form S-11, Registration No. 33-13849, previously filed with the Securities and Exchange Commission.

** Exhibits were omitted as not required, not applicable or the information required to be shown therein is included elsewhere in this report.

B. Reports filed on Form 8-K - None

C. Exhibits filed with this Report - None



                 Foundation Realty Fund, Ltd.
         Schedule 5 Land, Buildings, and Equipment
      For the Years Ended December 31, 1996, 1995, 1994

                      Balance at                            Balance at
                      Beginning        (Deletions)          Close
                      of Year           Additions           of Year
1994
Land                $ 3,148,363        $    0              $ 3,148,363
Buildings            17,298,118             0               17,298,118
Equipment             1,547,755          52,132              1,599,887
 Total              $21,994,236        $ 52,132            $22,046,368

1995
Land                $ 3,148,363        $ (6,853)           $ 3,141,510
Buildings            17,298,118              0              17,298,118
Equipment             1,599,887          74,630              1,674,517
 Total              $22,046,368        $ 67,777            $22,114,145

1996
Land                $ 3,141,510        $     0             $ 3,141,510
Buildings            17,298,118              0              17,298,118
Equipment             1,674,517           95,756             1,770,273
 Total              $22,114,145        $  95,756           $22,209,901








                     Foundation Realty Fund, Ltd.
       Schedule 6 - Accumulated Depreciation of Building & Equipment
                For the year ended December 31, 1996, 1995, 1994

                    Balance at                                Balance at
                    Beginning         Depreciation              Close
                     of Year            Expense                 of Year
1994
Buildings           $ 2,757,930        $  494,232            $ 3,252,162
Equipment               983,567           196,746              1,180,313
 Total              $ 3,741,497        $  690,978            $ 4,432,475

1995
Buildings           $ 3,252,162        $  494,232            $ 3,746,394
Equipment             1,180,313           203,186              1,383,499
 Total              $ 4,432,475        $  697,418            $ 5,129,893

1996
Buildings           $ 3,746,394        $  494,232            $ 4,240,626
Equipment             1,383,499           135,229              1,518,728
 Total              $ 5,129,893        $  629,461            $ 5,759,354




                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 10, 1997           By: J.Robert Love  President
                                   (Signature)
Date: March 10, 1997           By: Alan G. Lee    Secretary
                                   (Signature)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner

Date: March 10, 1997            By: J. Robert Love   President
                                    (Signature)
Date: March 10, 1997            By: Alan G. Lee      Secretary
                                    (Signature)