Form 10-Q
period 1997-03-31
FOUNDATION REALTY FUND LTD
filed 1997-05-12
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 1997   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            March 31, 1997
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of March 31, 1997 and December 31, 1996           3


  Statements of Operations -
  For the Three Months Ended March 31, 1997 and 1996                  4

  Statements of Partners' Equity -
  For the Three Months Ended March 31, 1997 and 1996                  5

  Statements of Cash Flows -
  For the Three Months Ended March 31, 1997 and 1996                  6

  Notes to Financial Statements                                     7-9

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                             10-11



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           March 31, 1997 December 31, 1996
                                             (Unaudited)     Audited

  ASSETS




  Aparment Properties, at Cost              $22,226,642    $22,209,901
  Less - Accumulated Depreciation            (5,932,355)    (5,759,354)
                                             16,294,287     16,450,547


  Cash and Cash Equivalents                   1,175,895      1,069,572
  Prepaid Expenses                               37,359         10,818

  TOTAL ASSETS                              $17,507,541    $17,530,937



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,329,079    $17,196,565
  Accounts Payable                               117,717         29,541
  Security Deposits                               93,816         93,797
  Unearned Rent                                   28,943         55,837

  TOTAL LIABILITIES                           17,569,555     17,375,740


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ March 31, 1997 and
  December 31, 1996                               176,576        382,927


  General Partner's Equity                       (238,590)      (227,730)


  TOTAL PARTNERS' EQUITY                          (62,014)       155,197


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,507,541    $17,530,937















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE THREE MONTHS ENDED MARCH 31

                                        1997                         1996
  Property Operations :

  Rental Income                       $876,584                    $855,569
  Miscellaneous                         22,860                      28,287
                                       899,444                     883,856


  Expenses:
  Depreciation                          173,001                     175,000
  Payroll                                84,123                      76,107
  Real Estate Taxes                      70,731                      69,054
  Utilities                              49,727                      47,324
  Repairs & Maintenance                  45,210                      50,867
  Property Management - General Partner  44,617                      44,891
  Landscaping                            23,407                      25,038
  Other                                  29,985                      24,149
                                        520,801                     512,430


  Income from Property Operations       378,643                     371,426
  Interest Income                        11,230                      11,355
                                        389,873                     382,781

  Other Exenses:
  Interest                              403,662                     391,975
  General & Administrative - Affiliate      814                         660
  Other General & Administrative          4,566                         953
                                        409,042                     393,588

  Net Loss                             $(19,169)                   $(10,807)

  Allocation of Net Loss -
  Limited Partners                     $(18,211)                   $(10,267)
  General Partners                         (958)                       (540)
                                       $(19,169)                   $(10,807)

  Net Loss Per Limited Partnership Unit$  (1.94)                   $  (1.09)

  Number of Limited Partnership Units     9,407                       9,407





                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1995  $ 1,272,172     $ (180,928)        $ 1,091,244

  Distribution to Partners       (182,214)        (9,590)           (191,804)

  Net Loss                        (10,267)          (540)            (10,807)

  Balance, March 31, 1996     $ 1,079,691     $ (191,058)        $   888,633


  Balance, December 31, 1996  $   382,927     $ (227,730)        $   155,197

  Distribution to Partners       (188,140)        (9,902)           (198,042)

  Net Loss                        (18,211)          (958)            (19,169)

  Balance, March 31, 1997     $   176,576     $ (238,590)        $   (62,014)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                            (Unaudited)


                                                  1997              1996
  Net Cash Provided by Operating Activities:

  Net Loss                                      $  (19,169)       $  (10,807)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                     173,001          175,000
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                            (26,541)         (32,882)
  Increase in Accounts Payable                       88,176           77,726
  Increase (Decrease) in Security Deposits               19           (2,609)
  (Decrease) in Unearned Rents                      (26,894)         (14,234)

  Net Cash Provided by Operating Activities         188,592          192,194

  Cash Flows from Investing Activities:
  Improvements to Apartment Properties              (16,741)         (20,828)

  Net Cash Used in Investing Activities             (16,741)         (20,828)


  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                         142,164        129,650
  Payments from Notes Payable                          (9,650)        (8,822)
  Distributions to Partners                          (198,042)      (191,804)

  Net Cash used by Financing Activities               (65,528)       (70,976)

  Increase (Decrease) in Cash                         106,323        100,390
  Cash and Cash Equivalents at Beginning of period  1,069,572        978,730
  Cash and Cash Equivalents at End of period        1,175,895      1,079,120

  Supplemental Cash Flow Information:
  Interest Paid                                  $    261,498     $  262,325

  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable          142,164        129,650











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

  Restricted Cash

  Cash and Cash Equivalents include $162,053 at March 31, 1997 and $108,773 at December 31, 1996 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $93,816 at March 31, 1997 and $93,797 at December 31, 1996 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the three months ended March
  31, 1997.

  Property Management Fees                           $   44,617
  General and Administrative Costs                          814

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                 March 31,           December 31
                                   1997                 1996

  Land                            3,141,510           3,141,510
  Buildings                      17,298,118          17,298,118
  Furniture & Fixtures            1,787,014           1,770,273
  Apartment Properties, at Cost  22,226,642          22,209,901
  Less: Accumulated Depreciation (5,932,355)         (5,759,354)
                                 16,294,287          16,450,547

  NOTE 5 - NOTES PAYABLE

  The notes payable are secured by the apartment properties.

  NOTE 6 - BASIS OF PREPARATION:

  The unaudited financial statements presented herein have been pre-pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjuction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

  NOTE 7 - SUBSEQUENT EVENT:

  On April 30, 1997, the Partnership paid distributions of $188,140 to the Limited Partners and $9,902 to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the three months ended March 31, 1997 was $876,584 as compared to $855,569 for the comparable period ended March 31, 1996. Income from property operations for the three months ended March 31, 1997 was $378,643 as compared to $371,426 for the comparable period ended March 31, 1996. The increase in rental income was a result of higher rental rates being in effect in 1997 which offset slightly higher operating costs.


  Interest expense increased from $391,975 for the three months ended March 31, 1996 to $403,662 for the three months ended March 31, 1997. This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village First Purchase Money Mortgage.

  Net loss for the three months ended March 31, 1997 was $19,169 or $1.94 per Limited Partnership Unit outstanding as compared to a loss of $10,807 or $1.09 per Limited Partnership Unit for the compar-able period ended March 31, 1996.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership. Long-term capital resources will be necessary to cover the mortgage balloon payments of $8,772,337 in 1997 and $8,825,000 in 1998. In management's opinion, proposed sources of funding to meet these long-term obligations will include either a debt refinancing or property sale.

  Cash provided by operating activities decreased by $3,602 for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1997. The change resulted from an increased operating net loss and decrease in unearned rents offset by increases in prepaids and accounts payable from December 31, 1996 to March 31, 1997.

  Cash used by investing activities totaled $16,741 at March 31, 1997 as compared to $20,828 at March 31, 1996. The $4,087 decrease for the three month period ended March 31, 1997 is solely attributable to the decrease in the number of carpets replaced in the apartment units of both apartment communities.

  Cash used by financing activities decreased by $5,448 from the three month period ended March 31, 1997 when compared to the three month period ended March 31, 1996. An increase in the Oakwood Village purchase money first mortgage interest accrual of $12,514 for the period offset an increase in partner distributions of $6,238 and principal payments on the Oakwood Village purchase money second mortgage of $828 to account for this change.




 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/10/97                 J. Robert Love - President
    Date                    (Signature)

   5/10/97                 Alan G. Lee - Assitant Secretary
    Date                    (Signature)