Form 10-Q
period 1997-06-30
FOUNDATION REALTY FUND LTD
filed 1998-01-29
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1997   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            June 30, 1997
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of June 30, 1997 and December 31, 1996         3


  Statements of Operations -
  For the Six Months Ended June 30, 1997 and 1996                  4

  Statement of Operations -
  For the Three Months Ended June 30, 1997 and 1996                5

  Statements of Partners' Equity -
  For the Six Months Ended June 30, 1997 and 1996                  6

  Statements of Cash Flows -
  For the Six Months Ended June 30, 1997 and 1996                  7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           June 30, 1997  December 31, 1996
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,249,431    $22,209,901
  Less - Accumulated Depreciation            (6,031,356)    (5,759,354)
                                             16,218,075     16,450,547


  Cash and Cash Equivalents                   1,264,961      1,069,572
  Prepaid Expenses                               22,674         10,818

  TOTAL ASSETS                              $17,505,710    $17,530,937



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,462,850    $16,196,565
  Accounts Payable                               173,270         29,541
  Security Deposits                               88,676         93,797
  Unearned Rent                                   19,860         55,837

  TOTAL LIABILITIES                           17,744,656     17,375,740


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ June 30, 1997 and
  December 31, 1996                                 8,491        382,927


  General Partner's Equity                       (247,437)      (227,730)


  TOTAL PARTNERS' EQUITY                         (238,946)       155,197


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,505,710    $17,530,937















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE SIX MONTHS ENDED JUNE 30

                                        1997                         1996
  Property Operations :

  Rental Income                           $1,738,873           $1,677,225

  Miscellaneous                               49,972               54,482

                                           1,788,845            1,731,707



  Expenses:
  Depreciation                               272,002              346,002

  Payroll                                    170,238              162,891

  Real Estate Taxes                          141,463              140,508

  Utilities                                   99,012               96,243

  Repairs & Maintenance                      116,088              126,569

  Property Management - General Partner       90,147               88,389

  Landscaping                                 44,507               42,782

  Other                                       59,116               51,822

                                             992,573            1,055,206



  Income from Property Operations            796,272              676,501

  Interest Income                             23,675               23,197

                                             819,947              699,698


  Other Exenses:
  Interest                                   808,580              786,772

  General & Administrative - Affiliate         1,504                2,710

  Other General & Administrative               7,922                3,812

                                             818,006              793,294


  Net Income (Loss)                         $  1,941             $(93,596)


  Allocation of Net Income (Loss) -
  Limited Partners                          $  1,844             $(88,916)

  General Partners                                97               (4,680)

                                            $  1,941             $(93,596)


  Net Income (Loss) Per
    Limited Partnership Unit                $    .20              $ (9.45)

  Number of Limited Partnership Units          9,407                9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30



                                          1997               1996

  Property Operations:
   Rental Income                          $862,289         $821,656
   Miscellaneous                            27,112           26,195
                                           889,401          847,851

  Expenses:
   Depreciation                             99,001          171,002
   Payroll                                  86,115           86,784
   Real Estate Taxes                        70,732           71,454
   Utilities                                49,285           48,919
   Repairs and Maintenance                  70,878           75,702
   Property Management - General Partner    45,530           43,498
   Landscaping                              21,100           17,744
   Other                                    29,131           27,673
                                           471,772          542,776

  Income from Property Operations          417,629          305,075
  Interest Income                           12,445           11,842
                                           430,074          316,917

  Other Expenses:
   Interest                                404,918          394,797
   General and Administrative -Affiliate       690            2,050
   Other General and Administrative          3,356            2,859
                                           408,964          399,706

  Net Income (Loss)                       $ 21,110         $(82,789)

  Allocation of Net Income (Loss)-
   Limited Partners                       $ 20,054         $(78,649)
   General Partners                          1,056           (4,140)
                                          $ 21,110         $(82,789)



  Net Income (Loss) Per
   Limited Partnership Unit               $   2.13         $  (8.36)

  Number of Limited Partnership Units        9,407            9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   Limited        General             Total
                                  Partners'      Partners'          Partners'
                                    Equity         Equity             Equity
  Balance, December 31, 1995  $ 1,272,172     $ (180,928)        $ 1,091,244

  Distribution to Partners       (370,354)       (19,492)           (389,846)

  Net Loss                        (88,916)        (4,680)            (93,596)

  Balance, June 30, 1996      $   812,902     $ (205,100)        $   607,802


  Balance, December 31, 1996  $   382,927     $ (227,730)        $   155,197

  Distribution to Partners       (376,280)       (19,804)           (396,084)

  Net Income                        1,844             97               1,941

  Balance, June 30, 1997      $     8,491     $ (247,437)        $  (238,946)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                            (Unaudited)


                                                    1997              1996
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                               $    1,941     $  (93,596)

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      272,002        346,002
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                             (11,856)       (22,514)

  Increase in Accounts Payable                       143,729        122,729

  Increase (Decrease) in Security Deposits            (5,121)           300

  Increase (Decrease) in Unearned Rents              (35,977)       (12,138)


  Net Cash Provided by Operating Activities          364,718        340,783


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (39,530)       (42,786)


  Net Cash Used in Investing Activities              (39,530)       (42,786)



  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                        285,804         262,321

  Payments from Notes Payable                        (19,519)        (17,845)

  Distributions to Partners                         (396,084)       (389,846)


  Net Cash used by Financing Activities             (129,799)       (145,370)


  Increase (Decrease) in Cash                        195,389         152,627

  Cash and Cash Equivalents at Beginning of period 1,069,572         978,730

  Cash and Cash Equivalents at End of period       1,264,961       1,131,357


  Supplemental Cash Flow Information:
  Interest Paid                                   $  522,777      $  524,451


  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable      $  285,804      $  262,321












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

  Restricted Cash

  Cash and Cash Equivalents include $215,333 at June 30, 1997 and
  $108,773 at December 31, 1996 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $88,676 at June 30, 1997 and $93,797 at December 31, 1996 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the six months ended June 30, 1997.

  Property Management Fees                           $   90,147
  General and Administrative Costs                        1,504

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                         June 30,           December 31
                                           1997                1996

  Land                                   3,141,510           3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   1,809,803           1,770,273
  Apartment Properties, at Cost         22,249,431          22,209,901
  Less: Accumulated Depreciation        (6,031,356)         (5,759,354)
                                        16,218,075          16,450,547

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about August 15, 1997, the Partnership will pay distributions of $188,140 to the Limited Partners and $9,902 to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the six months ended June 30, 1997 was $1,738,873 as compared to $1,677,225 for the comparable period ended June 30, 1996. Income from property operations for the six months ended June 30, 1997 was $796,272 as compared to $676,501 for the comparable period ended June 30, 1996. The increase in rental income was a result of higher rental rates being in effect in 1997 and a slight increase in the apartment occupancy levels.

  Depreciation expense decreased from $346,002 for the six month period ended June 30, 1996 to $272,002 for the comparable period ended
  June 30, 1997. The 21% decrease is attributable to the furniture and fixtures which were purchased in 1988 had become fully depreciated in 1996.

  Interest income changed from $23,197 for the six months ended
  June 30, 1996 to $23,675 for the comparable period in 1997. There has been little change in the investment balance and rate of interest earnings over the last twenty-four months.

  Interest expense increased from $786,772 for the six months ended June 30, 1996 to $808,580 for the six months ended June 30, 1997.
  This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village
  First Purchase Money Mortgage.

  Net income for the six months ended June 30, 1997 was $1,941 or $.20 per Limited Partnership Unit outstanding as compared to a loss of $93,596 or $9.45 per Limited Partnership Unit for the compar-able period ended June 30, 1996.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership, which will include a refinancing of the property mortgages during the next quarterly reporting period. Long-term capital resources will be necessary to cover the refinanced mortgage balloon payments. In management's opinion, proposed sources of funding to meet its long-term obligations will be a property sale.

  Cash provided by operating activities increased by $23,935 for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996. The change resulted from a decrease in depreciation expense and resultant increase in net income offset by decreases in unearned rents and security deposits.

  Cash used by financing activities decreased by $15,571 from the six month period ended June 30, 1997 when compared to the six month period ended June 30, 1996. An increase in the Oakwood Village purchase money first mortgage interest accrual of $23,483 for the period offset both an increase in partner distributions of $6,238 and principal payments on the Oakwood Village purchase money record mortgage of $1,674 to account for this change.

  ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  a)  Exhibits - NONE

  b)  Reports on Form 8-K - NONE


 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   8/10/97                 J. Robert Love - President
    Date                    (Signature)

   8/10/97                 Alan G. Lee - Secretary
    Date                    (Signature)