Form 10-Q
period 1997-09-30
FOUNDATION REALTY FUND LTD
filed 1998-01-29
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1997   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            September 30, 1997
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of September 30, 1997
   and December 31, 1996                                           3


  Statements of Operations -
  For the Nine Months Ended September 30, 1997 and 1996            4

  Statement of Operations -
  For the Three Months Ended September 30, 1997 and 1996           5

  Statements of Partners' Equity -
  For the Nine Months Ended September 30, 1997 and 1996            6

  Statements of Cash Flows -
  For the Nine Months Ended September 30, 1997 and 1996            7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                        September 30, 1997  December 31, 1996
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,289,181    $22,209,901
  Less - Accumulated Depreciation            (6,168,357)    (5,759,354)
                                             16,120,824     16,450,547


  Cash and Cash Equivalents                     897,274      1,069,572
  Deferred Loan Costs                           378,492              0
  Prepaid Expenses                               11,618         10,818

  TOTAL ASSETS                              $17,408,208    $17,530,937



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,603,872    $17,196,565
  Accounts Payable                               321,215         29,541
  Security Deposits                               92,631         93,797
  Unearned Rent                                   (8,388)        55,837

  TOTAL LIABILITIES                           18,009,330     17,375,740


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ September 30, 1997 and
  December 31, 1996                              (335,576)       382,927


  General Partner's Equity                       (265,546)      (227,730)


  TOTAL PARTNERS' EQUITY                         (601,122)       155,197


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,408,208    $17,530,937















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                        1997                         1996
  Property Operations :

  Rental Income                           $2,604,624           $2,515,032

  Miscellaneous                               72,198               73,114

                                           2,676,822            2,588,146



  Expenses:
  Depreciation                               409,003              519,003

  Payroll                                    260,970              242,127

  Real Estate Taxes                          212,193              210,382

  Utilities                                  160,093              158,101

  Repairs & Maintenance                      308,852              209,432

  Property Management - General Partner      132,623              129,337

  Landscaping                                 61,495               60,922

  Other                                       95,022               79,959

                                           1,640,251            1,609,263



  Income from Property Operations          1,036,571              978,883

  Interest Income                             33,053               34,536

                                           1,069,624            1,013,419


  Other Exenses:
  Interest                                 1,219,074            1,184,455

  General & Administrative - Affiliate         2,174                3,660

  Other General & Administrative              10,569                8,533

                                           1,231,817            1,196,648


  Net Income (Loss)                       $ (162,193)          $ (183,229)


  Allocation of Net Income (Loss) -
  Limited Partners                        $ (154,083)          $ (174,068)

  General Partners                            (8,110)              (9,161)

                                          $ (162,193)          $ (183,229)


  Net Income (Loss) Per
    Limited Partnership Unit              $   (16.38)          $   (18.50)

  Number of Limited Partnership Units          9,407                9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30



                                            1997             1996

  Property Operations:
   Rental Income                         $ 865,751        $ 837,807
   Miscellaneous                            22,226           18,632
                                           887,977          856,439

  Expenses:
   Depreciation                            137,001          173,001
   Payroll                                  90,732           79,236
   Real Estate Taxes                        70,730           69,874
   Utilities                                61,081           61,858
   Repairs and Maintenance                 192,764           82,863
   Property Management - General Partner    42,476           40,948
   Landscaping                              16,988           18,140
   Other                                    35,906           28,137
                                           647,678          554,057

  Income from Property Operations          240,299          302,382
  Interest Income                            9,378           11,339
                                           249,677          313,721

  Other Expenses:
   Interest                                410,494          397,683
   General and Administrative -Affiliate       670              950
   Other General and Administrative          2,647            4,721
                                           413,811          403,354

  Net Income (Loss)                      $(164,134)       $ (89,633)

  Allocation of Net Income (Loss)-
   Limited Partners                      $(155,927)       $ (85,151)
   General Partners                         (8,207)          (4,482)
                                         $(164,134)       $ (89,633)


  Net Income (Loss) Per
   Limited Partnership Unit              $  (16.58)       $   (9.05)

  Number of Limited Partnership Units        9,407            9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   Limited        General             Total
                                  Partners'      Partners'          Partners'
                                    Equity         Equity             Equity
  Balance, December 31, 1995     $1,272,172     $ (180,928)      $ 1,091,244

  Distribution to Partners         (558,494)       (29,394)         (587,888)

  Net Loss                         (174,068)        (9,161)         (183,229)

  Balance, September 30, 1996    $  539,610     $ (219,483)      $   320,127


  Balance, December 31, 1996     $  382,927     $ (227,730)      $   155,197

  Distribution to Partners         (564,420)       (29,706)         (594,126)

  Net Income                       (154,083)        (8,110)         (162,193)
            1,941

  Balance, September 30, 1997    $ (335,576)    $ (265,546)      $  (601,122)
     $  (238,946)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                            (Unaudited)


                                                     1997             1996
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                               $ (162,193)     $(183,229)

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      409,003        519,003
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                                (800)       (64,814)

  Increase in Accounts Payable                       291,674         87,968

  Increase (Decrease) in Security Deposits            (1,166)            76

  Increase (Decrease) in Unearned Rents              (64,225)       (10,572)

  (Increase) in Deferred Loan Cost                   (378,492)            0

  Net Cash Provided by Operating Activities           93,801        348,432


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (79,280)       (78,100)


  Net Cash Used in Investing Activities              (79,280)       (78,100)



  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                        433,529        398,084

  Payments from Notes Payable                        (26,222)       (27,072)

  Distributions to Partners                         (594,126)      (587,888)


  Net Cash used by Financing Activities             (186,819)      (216,876)


  Increase (Decrease) in Cash                       (172,298)         53,456

  Cash and Cash Equivalents at Beginning of period 1,069,572         978,730

  Cash and Cash Equivalents at End of period         897,274       1,032,186


  Supplemental Cash Flow Information:
  Interest Paid                                   $  696,839      $  786,372


  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable      $  433,529      $  398,084












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

  Restricted Cash

  Cash and Cash Equivalents include $250,853 at September 30, 1997 and $108,773 at December 31, 1996 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $92,631 at September 30, 1997 and $93,797 at December 31, 1996 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the nine months ended September 30, 1997:

  Property Management Fees                           $132,623
  General and Administrative Costs                      2,174

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                       September 30,        December 31
                                           1997                1996

  Land                                   3,141,510           3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   1,849,553           1,770,273
  Apartment Properties, at Cost         22,289,181          22,209,901
  Less: Accumulated Depreciation        (6,168,357)         (5,759,354)
                                        16,120,824          16,450,547

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about October 31, 1997, the Partnership will pay distributions of $70,553 to the Limited Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the nine months ended September 30, 1997 was $2,604,624 as compared to $2,515,032 for the comparable period ended September 30, 1996. Income from property operations for the nine months ended September 30, 1997 was $1,036,571 as compared to $978,883 for the comparable period ended September 30, 1996. The increase in rental income was a result of higher rental rates being in effect in 1997 and a slight increase in the apartment occupancy levels. Depreciation expense decreased from $519,003 for the nine month period ended September 30, 1996 to $409,003 for the comparable period ended September 30, 1997. The 21% decrease is attributable to the fact that the fixed assets purchased at acquisitionn have been fully depreciated. Repairs and maintenance expense increased from $209,432 for the nine month period ended September 30, 1996 to $308,852 for the comparable period ended September 30, 1997. This increase was a result of repairs and improvements to the exterior of the buildings of the Springfield Apartments.

  Interest income changed from $34,536 for the nine months ended
  September 30, 1996 to $33,053 for the comparable period in 1997. There has been little change in the investment balance and rate of interest earnings over the last twenty-four months.

  Interest expense increased from $1,184,455 for the nine months ended September 30, 1996 to $1,219,074 for the nine months ended September 30, 1997. This increase in interest expense is a result of increases to the principal loan balance. The loan balance increases because interest accrues and is added to the loan balance for the Oakwood Village
  First Purchase Money Mortgage.

  Net loss for the nine months ended September 30, 1997 was $162,193 or $16.38 per Limited Partnership Unit outstanding as compared to a loss of $183,229 or $18.50 per Limited Partnership Unit for the compar-able period ended September 30, 1996.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.
  A mortgage refinancing is planned to cover the upcoming mortgage balloon payments of $8,779,077 in 1997 and $8,825,000 in 1998.

  Cash provided by operating activities decreased by $254,631 for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996. The change resulted from an increase in deferred loan costs and a decrease in unearned rents of $53,653 which was offset by an increase in accounts payable of $203,706 for the comparable nine month period.

  Cash used by financing activities of $78,100 at September 30, 1996 remained stable when compared to $79,280 at September 30, 1997.

  Cash used by financing activities decreased by $30,057 from the nine month period ended September 30, 1997 when compared to the nine month period ended September 30, 1996. An increase in the Oakwood Village purchase money first mortgage interest acrual of $35,445 for the period was offset by an increase in partner distributions of $6,238.

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

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   11/13/97                 J. Robert Love - President
    Date                    (Signature)

   11/13/97                 Alan G. Lee - Secretary
    Date                    (Signature)