Form 10-K
period 1997-12-31
FOUNDATION REALTY FUND LTD
filed 1998-03-27
CIK 813652



  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-K

  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  For Year Ended December 31, 1997 Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD.
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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

  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes (X)   No

  Number of share outstanding of each of Registrant's classes of securites.


  Title of Each Class                       Number of Units
                                            December 31, 1997
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

  Item 2.  Properties

  As of December 31, 1997, the Partnership owned the properties listed below:

                                        Purchase          Current
  Property Name and Location              Date              Cost

  Oakwood Village Apartments
   Atlanta, Georgia                      1/22/88          $ 9,311,357
  Springfield Apartments
   Durham, North Carolina                9/22/88          $12,987,738

  A summary of the apartment properties is as follows:

                                         December 31,      December 31,
                                            1997               1996

  Land                                   $ 3,141,510        $ 3,141,510
  Buildings                               17,298,118         17,298,118
  Furniture & Fixtures                     1,859,467          1,770,273

  Apartment Properties, at Cost           22,299,095         22,209,901
  Less: Accumulated Depreciation          (6,304,794)        (5,759,354)
                                         $15,994,301        $16,450,547

  Item 3.  Legal Proceedings

  The Registrant is not a party to material pending legal proceedings.

  Item 4.  Submission of Matters to Vote of Security Holders

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during 1997.


                                  PART II

  Item 5.  Market for the Registrant's Securities and Related Security
           Holder Matters

  (A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

  (B)  Approximate Number of Equity Security Holders:

                                                Number of Record Holders
       Title of Class                           as of December 31, 1997

  Units of Limited Partnership Interest                     731
  General Partner Interest                                    2




  Item 6.  Selected Financial Data
                     1997         1996       1995         1994       1993
Total Revenues   $ 3,653,810  $ 3,541,450 $ 3,485,761 $ 3,285,708 $ 3,084,619

Net Loss            (296,253)    (150,117)   (179,145)   (273,540)   (274,484)
Total Assets      17,257,323   17,530,937  17,963,566  18,443,434  19,126,797
Notes Payable     17,898,206   17,196,565  16,700,035  16,278,673  15,864,980
Distributions to
 Limited Partners
 Per Partnership
 Unit**            $   67.50     $  79.37    $  76.87    $  70.63    $  67.50
Loss Per $1,000
 Limited Partners
 Unit Outstanding  $  (29.92)    $ (15.16)   $ (18.09)   $ (27.62)   $ (27.72)
Occupancy %             94.7%        94.9%       95.4%       96.0%      94.4%
Revenue per
 Sq. Ft.           $    8.78     $   8.51    $   8.37    $   7.89    $   7.41


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

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Rental income for the twelve months ended December 31, 1997 was $3,524,105 as compared to $3,400,522 and $3,341,405 for the comparable periods ended December 31, 1996 and December 31, 1995, respectively. Income from property operations for the twelve months ended December 31, 1997 was $1,441,200 as compared to $1,402,132 and $1,267,198 for the comparable periods ended December 31, 1996 and December 31, 1995. The increase in income from property operations was a result of the implementation of several rental rate increases over the past two years which offset a slight decrease in the occupancy rate. Depreciation expense decreased 13.3% or $84,021 from 1996 to 1997. This decrease is a result of the appliance and equipment fixed assets purchased in 1988 and 1989 have reached their maximum depreciable lives. Utility expenses decreased by 13.2% or $31,483 from 1995 to 1996. This decrease is attributable to a water utility credit received in early 1996 from the city of Durham, North Carolina for an overbilling to the Springfield Apartments in 1995. Repairs and maintenance expense increased 34.8% or $94,973 from 1996 to 1997. This increase was primarily caused by the repainting of the apartment buildings and clubhouse at the Springfield Apartments at a cost of $78,593 and $8,305 of exterior building repairs at the Oakwood Village Apartments. The increase in other operating cost of $23,030 from 1996 to 1997 is primarily attributable to the higher costs and increased volume of advertising and promotions at both properties.

  A small parcel of Oakwood Village land was sold during 1995 to DeKalb County for a road widening project. The land, which sold for $72,795 and had a cost basis of $6,853, netted a $65,942 extraordinary gain for the Partnership.

  Interest expense increased from $1,540,953 for the twelve months ended December 31, 1995 to $1,581,264 for the twelve months ended December 31, 1996. This increase in interest expense was a result of increases to the principal loan balance. The loan balance increased because interest accrued and was added to the loan balance for the Oakwood Village First Purchase Money Mortgage. In addition, the Springfield Purchase Money First Mortgage was paid off in 1997 and a prepayment penalty of $176,500 was incurred. This increase was offset by lower monthly interest payments that resulted as the two properties original debt was replaced by more traditional amortizing debt.

  Net loss for the twelve months ended December 31, 1997 was $296,253 or $29.92 per Limited Partnership Unit outstanding as compared to a loss of $150,117 or $15.16 per Limited Partnership Unit for the comparable period ended December 31, 1996 and $170,145 or $18.09 per Limited Partnership
  Unit for the comparable period ended December 31, 1995. The primary source of funds in 1998 will accumulate from rental operations and investment earnings.

  Cash distributions of $634,973, $746,634, and $723,116 were paid to limited partners and cash distributions of $29,706, $39,296, and $38,058 were paid to the general partners in 1997, 1996, and 1995 respectively.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating need of the Partnership.
  A debt refinancing on both the Oakwood Village Apartments and the Springfield Apartments provided the long-term capital resources necessary to cover the mortgage balloon payments.

  Cash provided by operating activities decreased by $311,513 from 1996 to 1997. This decrease resulted from a larger net loss in 1997 compared to 1996 and a decrease in non-cash expenses including depreciation and deferred interest. The depreciation decrease as described above was caused by the "retirement" of fully depreciated assets purchased in 1988 and 1989. The decrease in deferred interest was a result of the debt refinancing on the Oakwood Village loan on October 2, 1997. Cash provided by operating activities increased by $27,880 from 1995 to 1996. The increase resulted primarily from a smaller net loss in 1996 compared to 1995 and an increase in unearned rents from 1995 to 1996 which offset cash used to reduce accounts payable and pay the 1997 insurance premiums.

  Cash used by investing activities totaled $95,756 for 1996 as compared to $1,835 for 1995. Fixed asset additions totaled $95,756 and $74,630 for 1996 and 1995 respectively. A small parcel of Oakwood Village Apartments land was sold for $72,795 during 1995 to DeKalb County for a road widening project. The sale proceeds of the land parcel decreased cash used by investing activities.

  Cash used by financing activities totaled $695,918 for 1997 as compared to $822,438 for 1996. This decline was primarily caused by a reduction of $121,251 in partner distributions from 1996 to 1997 and secondarily by the debt refinancing and related costs of replacing the original Oakwood Village and Springfield mortgages. An increase in payments of notes payable in 1995 is the reason for the decrease in cash used by financing activities. $35,000 of the Oakwood Village land sale proceeds discussed above was used to make a principal paydown on the Oakwood Village purchase money first mortgage in 1995.

  Item 8.  Financial Statements and Supplementary Data



  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                  Page No.

  Independent Auditor's Report                                       7

  Balance Sheets as of December 31, 1997
   and December 31, 1996                                             8


  Statements of Operations -
   For the Years Ended December 31, 1997,
   1996 and 1995                                                     9

  Statements of Partners' Equity -
  For the Years Ended December 31, 1997,
  1996 and 1995                                                     10

  Statements of Cash Flows -
  For the Years Ended December 31, 1997
  1996 and 1995                                                     11

  Notes to Financial Statements                                  12-15

  Financial Statement Schedules:

   Schedule V - Land, Buildings and Equipment                       20

   Schedule VI - Accumulated Depreciation of
                 Buildings and Equipment                            20


  All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

 <AUDIT-REPORT>

 To the Partners of Foundation Realty Fund, Ltd.

 We have audited the accompanying balance sheets of Foundation Realty
 Fund, Ltd. (a Florida Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended
 December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants

  Clearwater, Florida
  March 18, 1998


 </AUDIT-REPORT>





                       FOUNDATION REALTY FUND, LTD.
                     (A Florida Limited Partnership)

                             BALANCE SHEET

                                       December 31, 1997  December 31, 1996
   ASSETS




  Apartment Properties, at Cost            $22,299,095         $22,209,901
  Less - Accumulated Depreciation          (6,304,794)         (5,759,354)

                                           15,994,301          16,450,547



  Cash and Cash Equivalents                   981,983           1,069,572

  Prepaid Expenses                                549              10,818
  Deferred Loan Cost (Net of Accumulated
   Amortization of $10,389)                   280,490                   0
  TOTAL ASSETS                            $17,257,323         $17,530,937




  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


  Liabilities:

  Notes Payable                            $17,898,206        $17,196,565

  Accounts Payable                              49,114             29,541

  Security Deposits                             89,601             93,797

  Unearned Rent                                 26,137             55,837


  TOTAL LIABILITIES                         18,063,058         17,375,740



  Partners' Equity (Deficit):
  Limited Partners' Equity (Deficit) (9,407 units
  outstanding @ December 31, 1997 and
  December 31, 1996                           (533,486)            382,927

  General Partners' Equity (Deficit)          (272,249)           (227,730)



  TOTAL PARTNERS' EQUITY (DEFICIT)            (805,735)            155,197

  TOTAL LIABILITIES AND PARTNERS'
   EQUITY (DEFICIT)                        $17,257,323         $17,530,937














                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS

                              FOR THE YEARS ENDED DECEMBER 31

                                  1997            1996             1995

  Property Operations:
  Rental Income                $3,524,105      $3,400,522      $3,341,405
  Miscellaneous                    87,747          95,477          97,826

                                3,611,852       3,495,999       3,439,231



  Expenses:
  Depreciation & Amortization     555,829         629,461         697,418

  Payroll                         347,319         327,101         302,968

  Real Estate Taxes               293,574         287,944         293,037

  Utilities                       216,738         207,051         238,534

  Repairs & Maintenance           367,929         272,956         278,965

  Property Management -
   General Partner                179,576         173,690         171,294

  Landscaping                      85,865          84,483          85,111

  Other                           134,211         111,181         104,706

  General and Administrative -
   Affiliate                        2,304           3,970           2,740

  Other General and
   Administrative                  11,773          12,466          15,122
                                2,195,118       2,110,303       2,189,895



  Income from Property
   Operations                   1,416,734       1,385,696       1,249,336

  Interest Income                  41,958          45,451          46,530

                                1,458,692       1,431,147       1,295,866


  Other Expenses:
  Interest                      1,578,445       1,581,264       1,540,953


  Net Loss before
   Extraordinary Items           (119,753)       (150,117)       (245,087)

  Extraordinary Items -
   Gain on Sale of Land                -0-             -0-         65,942

   Early Extinguishment of Debt  (176,500)             -0-            -0-
  Net Loss                     $ (296,253)       (150,117)     $ (179,145)



  Allocation of Net Loss -
  Limited Partners             $ (281,440)       (142,611)     $ (170,188)
  General Partners                (14,813)         (7,506)         (8,957)


                               $ (296,253)       (150,117)     $ (179,145)

  Net Loss Per Limited
   Partnership Unit            $   (29.92)         (15.16)     $   (18.09)

  Number of Limited
   Partnership Units                9,407           9,407            9,407


  The accompanying notes are an integral part of these financial statements.






                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                 STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 Limited         General           Total
                                 Partners'       Partners'        Partners'
                                  Equity          Equity           Equity
                                 (Deficit)       (Deficit)        (Deficit)
  Balance, December 31, 1994    $2,165,476     $ (133,913)      $2,031,563

  Distribution to Partners        (723,116)       (38,058)        (761,174)


  Net Loss                        (170,188)        (8,957)        (179,145)

  Balance, December 31, 1995     1,272,172       (180,928)       1,091,244



  Distribution to Partners       (746,634)        (39,296)         (785,930)

  Net Loss                       (142,611)         (7,506)         (150.117)

  Balance, December 31, 1996      382,927        (227,730)          155,197


  Distribution to Partners       (634,973)        (29,706)          (664,679)

  Net Loss                       (281,440)        (14,813)          (296,253)

  Balance, December 31, 1997    $(533,486)      $(272,249)         $(805,735)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,

                                    1997             1996          1995


  Net Cash Provided by
  Operating Activities:
  Net Loss                       $ (296,253)      $(150,117)     $ (179,145)
  Adjustments to Reconcile
   Net Loss to Net Cash
   Provided by Operating
   Activities:
    Depreciation & Amortization     555,829         629,461         697,418

    Deferred Interest on
     Notes Payable                  442,001         533,038         489,739

    Extraordinary Gain on
     Sale of Land                        -0-             -0-        (65,942)

  Changes in Operating
   Assets and Liabilities:
  (Increase) Decrease
   in Prepaid Expense                10,269         (10,234)             (3)

  Increase (Decrease)
   in Accounts Payable               19,573         (20,381)         23,374

  Increase (Decrease)
   in Unearned Rents                (29,700)         29,102          17,394

  Increase (Decrease)
   in Security Deposits              (4,196)         (1,833)         (1,679)


  Net Cash Provided
   by Operating Activities          697,523       1,009,036         981,156


  Net Cash Flows from Investing
   Activities:
   Proceeds from the Sale
   of Land                               -0-             -0-         72,795

   Improvements to Apartment
   Properties                       (89,194)        (95,756)        (74,630)

  Net Cash Used in Investing
   Activities                       (89,194)        (95,756)         (1,835)

 Net Cash Flows from Financing
   Activities:
   Cost to Obtain New Loan          (290,879)             -0-            -0-
   Distributions to Partners        (664,679)       (785,930)      (761,174)

   Proceeds from Notes Payable    17,924,000              -0-            -0-
   Payments of Notes Payable     (17,664,360)        (36,508)       (68,377)


 Net Cash Used by Financing
   Activities                       (695,918)       (822,438)     (829,551)


 Increase (Decrease) in Cash         (87,589)         90,842       149,770


 Cash at Beginning of Year         1,069,572         978,730       828,960

 Cash at End of Year              $  981,983      $1,069,572      $978,730


 Supplemental Cash Flow Information:
 Interest Paid                    $1,136,044      $1,048,083    $1,051,214

 Deferred Interest Paid           $3,895,048            $-0-          $-0-

Supplemental Disclosure of Non-Cash
 Financing Activities:
 Deferred Interest on Mortgage
  Note Payable                    $  442,001        $533,038      $489,739




FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 1997


NOTE 1 - ORGANIZATION:

Foundation Realty Fund, Ltd. (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates two apartment properties. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnership Agreement. The partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a majority owned subsidiary of Raymond James Financial, Inc. are the General Partners and manage and control the business of the Partnership.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

It is the Partnership's policy to include short-term investments with an original maturity of three months or less in cash and cash equivalents. These short-term investments are comprised of money market funds and repurchase agreements.

Restricted Cash

Cash and cash equivalents include $243,556 at December 31, 1997 and $108,773 at December 31, 1996 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and cash equivalents also include $89,601 at
December 31, 1997 and $93,797 at December 31, 1996 of tenant security deposits held in escrow account.

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

NOTE 3 COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL
PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                 1997        1996        1995

Property Management Fees      $ 179,576  $ 173,690  $ 171,294
General & Administrative Costs    2,304      3,970      2,740


NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:

                                     December 31, 1997  December 31, 1996

Land                                   $  3,141,510       $  3,141,510
Buildings                                17,298,118         17,298,118
Furniture & Fixtures                      1,859,467          1,770,273

Apartment Properties at Cost             22,299,095         22,209,901

Less: Accumulated Depreciation           (6,304,794)        (5,759,354)
                                       $ 15,994,301       $ 16,450,547


NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net loss as reported and partnership loss for tax purposes:

                                      1997        1996       1995
Net loss per financial statements  $296,253    $150,117    $179,145
Tax depreciation in excess of
 financial depreciation             137,773      45,473      20,228

Partnership loss for tax purposes  $434,026    $195,590    $199,373


NOTE 6 - NOTES PAYABLE:

The notes payable at December 31, 1997 and 1996 consist of the following:

                                                       1997         1996
Oakwood Village
Purchase money first mortgage, interest accrued
monthly at 9.25% and was added to principal.
Final payment of $6,495,048 was paid October 2,
1997.  Refinanced in October 1997 with a first
mortgage note of $7,424,000.  The note, which has
an interest rate of 7.67%, is payable in monthly
installments including principal and interest of
$52,777 through December 2004. There is a balloon
payment due on this loan of the remaining principal
and any unpaid interest in December 2004.
                                                   $7,413,316    $6,061,519


Purchase money second mortgage at 9% payable
monthly installments including principal and
interest of $20,518 through 9/29/97. Final
principal payment of $2,283,824 was paid
October 2, 1997.                                            -0-    2,310,046

Springfield
Purchase money first mortgage payable in
monthly installments of interest only until
9/1/98 when the loan matures. This note was
refinanced in October 1997 with a first mortgage
note of $10,500,000.  The note, which has an interest
rate of 7.67%, is payable in monthly installments
including principal and interest of $74,644 through
December 2004.  A prepayment penalty of $176,500 was
incurred due to the early loan payoff. There is a
balloon payment due on this loan of the remaining
principal and any unpaid interest in December 2004
                                                     10,484,890    8,825,000
                                                    $17,898,206  $17,196,565

The aggregate amount of principal and deferred interest payments due in the years after December 31, 1997 are:

                 1998                   $ 147,896
                 1999                     173,614
                 2000                     187,408
                 2001                     202,298
                 2002                     218,372
                 Thereafter            16,968,618
                                      $17,898,206

NOTE 7 - EXTRAORDINARY ITEMS:

On September 21, 1995, .16 acre of the Oakwood Village Apartment's land was condemned by DeKalb County, Georgia for a road widening project. The Partnership received $72,795 for the condemned land parcel. The land, which had a basis of $6,853, resulted in an extraordinary gain of $65,942.

In October 1997, the Springfield purchase money first mortgage was refinanced. A prepayment penalty of $176,500 was incurred because of the early payoff.


NOTE 8 - SUBSEQUENT EVENT:

On February 17, 1998, the Partnership paid distributions of $171,588 to the Limited Partners.


Item 9. Disagreements on Accounting and Financial Disclosures

        Not applicable.

Item 10. Directors and Executive Officers of the Registrant

         The Partnership has no directors or officers.

Item 11. Executive Compensation

         The Partnership has no directors or officers.

Item 12. Security Ownership of Certain Beneficial Owners & Management

         The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns a record or beneficially, more than 5% of the Partnership's outstanding units.

Item 13. Certain Relationships and Related Transactions

         The General Partners and affiliates are entitled to the following types of compensation and reimbursements for costs and expenses:

                                           Total Incurred by the Partnership
                                           for the period ended December 31,
                                             1997        1996        1995

Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited Partnership's
properties. As compensation for
management services they perform, the
General Partners are paid a monthly fee
equal to 5% of the monthly gross receipts
from residential property. These fees are
included in the Statement of Operations.    $179,576    $173,690   $171,294

Affiliates of the General Partners are
reimbursed for general and administrative
expenses of the partnership on an
accountable basis. This expense is included
in the Statement of Operations. Direct
costs are paid by the Partnership.             2,304       3,970      2,740

The General Partners receive 5% of cash
from operations subject to certain
subordination agreements. In addition,
the General Partners are allocated 5%
of all tax items.                             29,706      39,296     38,058


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

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 25, 1998           By: J.Robert Love  President
                                   (Signature)
Date: March 25, 1998           By: Alan G. Lee    Secretary
                                   (Signature)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner

Date: March 25, 1998            By: J. Robert Love   President
                                    (Signature)
Date: March 25, 1998            By: Alan G. Lee      Secretary
                                    (Signature)