Form 10-Q
period 1998-03-31
FOUNDATION REALTY FUND LTD
filed 1998-05-13
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 1998   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            March 31, 1998
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of March 31, 1998 and December 31, 1997           3


  Statements of Operations -
  For the Three Months Ended March 31, 1998 and 1997                  4

  Statements of Partners' Equity -
  For the Three Months Ended March 31, 1998 and 1997                  5

  Statements of Cash Flows -
  For the Three Months Ended March 31, 1998 and 1997                  6

  Notes to Financial Statements                                     7-9

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                             10-11



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           March 31, 1998 December 31, 1997
                                             (Unaudited)     Audited

  ASSETS




  Aparment Properties, at Cost              $22,311,294    $22,299,095
  Less - Accumulated Depreciation            (6,466,044)    (6,304,794)
                                             15,845,250     15,994,301


  Cash and Cash Equivalents                   1,109,029        981,983
  Prepaid Expenses                               31,823            549
  Deferred Loan Cost (Net of Accumulated
   Amortization of $20,778 and $10,389)         270,101        280,490


  TOTAL ASSETS                              $17,256,203    $17,257,323



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,859,032    $17,898,206
  Accounts Payable                               126,417         49,114
  Security Deposits                               91,605         89,601
  Unearned Rent                                   23,650         26,137

  TOTAL LIABILITIES                           18,100,704     18,063,058


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ March 31, 1998 and
  December 31, 1997                             (576,193)      (533,486)


  General Partner's Equity                      (268,308)      (272,249)


  TOTAL PARTNERS' EQUITY                        (844,501)      (805,735)


  TOTAL LIABILITES AND PARTNERS' EQUITY       $17,256,203    $17,257,323















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE THREE MONTHS ENDED MARCH 31

                                          1998                       1997
  Property Operations :

  Rental Income                         $908,283                  $876,584
  Miscellaneous                           19,997                    22,860

                                         928,280                   899,444



  Expenses:
  Depreciation                           161,250                   173,001

  Payroll                                 86,173                    84,123

  Real Estate Taxes                       72,903                    70,731

  Utilities                               46,822                    49,727

  Repairs & Maintenance                   41,737                    45,210

  Property Management - General Partner   46,160                    44,617

  Landscaping                             20,092                    23,407

  Other                                   28,152                    29,985

                                         503,289                   520,801



  Income from Property Operations        424,991                   378,643

  Interest Income                          9,007                    11,230

                                         433,998                   389,873


  Other Exenses:
  Amortization                           10,389                          0
  Interest                              343,094                    403,662

  General & Administrative - Affiliate       90                        814

  Other General & Administrative          1,603                      4,566

                                        355,176                    409,042


  Net Income (Loss)                    $ 78,822                   $(19,169)


  Allocation of Net Income (Loss) -
  Limited Partners                     $ 74,881                   $(18,211)

  General Partners                        3,941                       (958)

                                       $ 78,822                   $(19,169)


  Net Income (Loss) Per
   Limited Partnership Unit            $   7.96                   $  (1.94)


  Number of Limited Partnership Units     9,407                      9,407





                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1996   $ 382,927      $ (227,730)        $ 155,197

  Distribution to Partners      (188,140)         (9,902)         (198,042)

  Net Loss                       (18,211)           (958)          (19,169)

  Balance, March 31, 1997      $ 176,576      $ (238,590)        $ (62,014)


  Balance, December 31, 1997   $(533,486)     $ (272,249)        $ (805,735)

  Distribution to Partners      (117,588)              0           (117,588)

  Net Income                      74,881           3,941             78,822

  Balance, March 31, 1998      $(576,193)     $ (268,308)        $ (844,501)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                            (Unaudited)


                                                    1998              1997
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                               $  78,822       $ (19,169)

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                     161,250         173,001

  Amortization                                       10,389               0
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                            (31,274)        (26,541)

  Increase in Accounts Payable                       77,303          88,176

  Increase in Security Deposits                       2,004              19

  (Decrease) in Unearned Rents                       (2,487)        (26,894)


  Net Cash Provided by Operating Activities         296,007         188,592


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties              (12,199)        (16,741)


  Net Cash Used in Investing Activities             (12,199)        (16,741)



  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                             0         142,164

  Payments from Notes Payable                       (39,174)         (9,650)

  Distributions to Partners                        (117,588)       (198,042)


  Net Cash used by Financing Activities            (156,762)        (65,528)


  Increase (Decrease) in Cash                       127,046         106,323

  Cash and Cash Equivalents at Beginning of period  981,983       1,069,572

  Cash and Cash Equivalents at End of period      1,109,029       1,175,895


  Supplemental Cash Flow Information:
  Interest Paid                                  $  343,094      $  261,498


  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable     $        0      $  142,164











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

  Restricted Cash

  Cash and Cash Equivalents include $204,320 at March 31, 1998 and $243,556 at December 31, 1997 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $91,605 at March 31, 1998 and $89,601 at December 31, 1997 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the three months ended March
  31, 1998.

  Property Management Fees                           $   46,160
  General and Administrative Costs                           90

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                     March 31,           December 31
                                       1998                 1997

  Land                               3,141,510           3,141,510
  Buildings                         17,298,118          17,298,118
  Furniture & Fixtures               1,871,666           1,859,467
  Apartment Properties, at Cost     22,311,294          22,299,095
  Less: Accumulated Depreciation    (6,466,044)         (6,304,794)
                                    15,845,250          15,994,301

  NOTE 5 - NOTES PAYABLE

  The notes payable are secured by the apartment properties.

  NOTE 6 - BASIS OF PREPARATION:

  The unaudited financial statements presented herein have been pre-pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjuction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

  NOTE 7 - SUBSEQUENT EVENT:

  On April 30, 1998, the Partnership paid distributions of $129,346 to the Limited Partners and $-0- to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the three months ended March 31, 1998 was $908,283 as compared to $876,584 for the comparable period ended March 31, 1997. Income from property operations for the three months ended March 31, 1998 was $424,991 as compared to $378,647 for the comparable period ended March 31, 1997. The increase in rental income was a result of higher rental rates being in effect in 1998.


  Interest expense decreased from $403,662 for the three months ended
  March 31, 1997 to $343,094 for the three months ended March 31, 1998.
  This decrease in interest expense is a result of a refinancing of the original debt to new loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

  Net income for the three months ended March 31, 1998 was $78,822 or $7.96 per Limited Partnership Unit outstanding as compared to a loss of $19,169 or $1.94 per Limited Partnership Unit for the comparable period ended March 31, 1997.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities increased by $107,415 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. The change resulted primarily from the generation of net operating income of $78,822 for the three months ended March 31, 1998 verse a loss of $19,169 for the three months ended
  March 31, 1997.

  Cash used by investing activities totaled $12,199 at March 31, 1998 as compared to $16,741 at March 31, 1997. The $4,542 decrease for the three month period ended March 31, 1998 is solely attributable to the decrease in the number of carpets replaced in the apartment units of both apartment communities.

  Cash used by financing activities increased by $91,234 from the three month period ended March 31, 1998 when compared to the three month period ended March 31, 1997. The loan refinancing of the Oakwood Village purchase money first mortgage with a traditional amortizing loan accounted for $171,688 of the increase. The increased amount was offset by a decrease in partner distributions for the comparative three month period of $80,454.




 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/10/98                 J. Robert Love - President
    Date                    (Signature)

   5/10/98                 Alan G. Lee - Assitant Secretary
    Date                    (Signature)