Form 10-Q
period 1998-06-30
FOUNDATION REALTY FUND LTD
filed 1998-08-10
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1998   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            June 30, 1998
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of June 30, 1998 and December 31, 1997         3


  Statements of Operations -
  For the Six Months Ended June 30, 1998 and 1997                  4

  Statement of Operations -
  For the Three Months Ended June 30, 1998 and 1997                5

  Statements of Partners' Equity -
  For the Six Months Ended June 30, 1998 and 1997                  6

  Statements of Cash Flows -
  For the Six Months Ended June 30, 1998 and 1997                  7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           June 30, 1998  December 31, 1997
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,324,205    $22,299,095
  Less - Accumulated Depreciation            (6,627,293)    (6,304,794)
                                             15,696,912     15,994,301


  Cash and Cash Equivalents                   1,231,291        981,983
  Prepaid Expenses                               20,750            549
  Deferred Loan Cost (Net of Accumulated
   Amortization of $20,777 and $10,389)         259,713        280,490

  TOTAL ASSETS                              $17,208,666    $17,257,323



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,819,117    $17,898,206
  Accounts Payable                               226,957         49,114
  Security Deposits                               86,298         89,601
  Unearned Rents                                  25,033         26,137

  TOTAL LIABILITIES                           18,157,405     18,063,058


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ June 30, 1998 and
  December 31, 1997                             (681,686)      (533,486)


  General Partner's Equity                      (267,053)      (272,249)


  TOTAL PARTNERS' EQUITY                        (948,739)      (805,735)


  TOTAL LIABILITES AND PARTNERS' EQUITY      $17,208,666    $17,257,323












                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE SIX MONTHS ENDED JUNE 30

                                              1998               1997
  Property Operations :

  Rental Income                          $1,798,870           $1,738,873

  Miscellaneous                              40,914               49,972

                                          1,839,784            1,788,845



  Expenses:
  Depreciation                               322,499             272,002

  Payroll                                    166,652             170,238

  Real Estate Taxes                          145,806             141,463

  Utilities                                   98,027              99,012

  Repairs & Maintenance                      113,819             116,088

  Property Management - General Partner       92,965              90,147

  Landscaping                                 42,018              44,507

  Other                                       57,325              59,116

                                           1,039,111             992,573



  Income from Property Operations            800,673             796,272

  Interest Income                             18,282              23,675

                                             818,955             819,947


  Other Exenses:
  Interest                                   685,432             808,580

  Amortization                                20,777                   0
  General & Administrative - Affiliate           670               1,504

  Other General & Administrative               8,146               7,922

                                             715,025             818,006


  Net Income (Loss)                         $103,930            $  1,941


  Allocation of Net Income (Loss) -
  Limited Partners                          $ 98,734            $  1,844

  General Partners                             5,196                  97

                                            $103,930            $  1,941


  Net Income (Loss) Per
    Limited Partnership Unit                $  10.50            $    .20


  Number of Limited Partnership Units          9,407               9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30



                                            1998         1997

  Property Operations:
   Rental Income                         $890,587      $862,289
   Miscellaneous                           20,917        27,112
                                          911,504       889,401


  Expenses:
   Depreciation                           161,249        99,001

   Payroll                                 80,479        86,115

   Real Estate Taxes                       72,903        70,732

   Utilities                               51,205        49,285

   Repairs and Maintenance                 72,082        70,878

   Property Management - General Partner   46,805        45,530

   Landscaping                             21,926        21,100

   Other                                   29,173        29,131

                                          535,822       471,772


  Income from Property Operations         375,682       417,629

  Interest Income                           9,275        12,445

                                          384,957       430,074


  Other Expenses:
   Interest                               342,338       404,918

   Amortization                            10,388             0
   General and Administrative -Affiliate      580           690

   Other General and Administrative         6,543         3,356

                                          359,849       408,964


  Net Income (Loss)                      $ 25,108      $ 21,110


  Allocation of Net Income (Loss)-
   Limited Partners                      $ 23,853      $ 20,054
   General Partners                         1,255         1,056
                                         $ 25,108      $ 21,110


  Net Income (Loss) Per
   Limited Partnership Unit              $   2.54      $   2.13

  Number of Limited Partnership Units       9,407         9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   Limited        General        Total
                                  Partners'      Partners'     Partners'
                                    Equity         Equity       Equity
  Balance, December 31, 1996      $ 382,927     $(227,730)      $ 155,197

  Distribution to Partners         (376,280)      (19,804)       (396,084)

  Net Income(Loss)                    1,844            97           1,941

  Balance, June 30, 1997          $   8,491     $(247,437)      $(238,946)


  Balance, December 31, 1997      $(533,486)    $(272,249)      $(805,735)

  Distribution to Partners         (246,934)            0        (246,934)

  Net Income                         98,734         5,196         103,930

  Balance, June 30, 1998          $(681,686)    $(267,053)      $(948,739)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                            (Unaudited)


                                                       1998           1997
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                                $ 103,930      $   1,941

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      322,499        272,002

  Amortization                                        20,777              0

  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                             (20,201)       (11,856)

  Increase in Accounts Payable                       177,843        143,729

  Increase (Decrease) in Security Deposits            (3,303)        (5,121)

  Increase (Decrease) in Unearned Rents               (1,104)       (35,977)


  Net Cash Provided by Operating Activities          600,441        364,718


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (25,110)       (39,530)


  Net Cash Used in Investing Activities              (25,110)       (39,530)



  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                              0        285,804

  Payments from Notes Payable                        (79,089)       (19,519)

  Distributions to Partners                         (246,934)      (396,084)


  Net Cash used by Financing Activities             (326,023)      (129,799)


  Increase (Decrease) in Cash                        249,308        195,389

  Cash and Cash Equivalents at Beginning of period   981,983      1,069,572

  Cash and Cash Equivalents at End of period       1,231,291      1,264,961


  Supplemental Cash Flow Information:
  Interest Paid                                   $  685,432     $  522,777


  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable      $        0     $  285,804












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

  Restricted Cash

  Cash and Cash Equivalents include $245,005 at June 30, 1998 and
  $243,556 at December 31, 1997 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $86,298 at June 30, 1998 and $89,6001 at December 31, 1997 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the six months ended June 30, 1998.

  Property Management Fees                           $ 92,965
  General and Administrative Costs                        670

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                         June 30,           December 31
                                           1998                1997

  Land                                   3,141,510           3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   1,884,577           1,859,467
  Apartment Properties, at Cost         22,324,205          22,299,095
  Less: Accumulated Depreciation        (6,627,293)         (6,304,794)
                                        15,696,912          15,994,301

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about July 31, 1998, the Partnership will pay distributions of $129,346 to the Limited Partners.







  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the six months ended June 30, 1998 was $1,798,870 as compared to $1,738,873 for the comparable period ended June 30, 1997. Income from property operations for the six months ended June 30, 1998 was $800,673 as compared to $796,272 for the comparable period ended June 30, 1997. The increase in rental income was a result of higher rental rates being in effect in 1998 and a slight increase in the overall apartment occupancy levels.

  Interest expense decreased from $808,580 for the six months ended June 30, 1997 to $685,432 for the six months ended June 30, 1998.
  This decrease in interest expense is a result of a refinancing of the original debt to loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

  Net income for the six months ended June 30, 1998 was $103,930 or $10.50 per Limited Partnership Unit outstanding as compared to an increase of $1,941 or $.20 per Limited Partnership Unit for the compar-able period ended June 30, 1997.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities increased by $211,788 for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997. The change resulted primarily from increased net income attributable to the debt restructuring which resulted in a $123,148 decrease in interest expense for the six month period ended Juune 30, 1998 verse the six month period ended June 30, 1997. The increase is secondarily attributable to increase in trade accounts payable of $34,114 and depreciation expense of $50,497 for the six month period indicated above.

  Cash used by investing activities totaled $25,110 at June 30, 1998 as compared to $39,530 at June 30, 1997. The $14,420 decrease for the six month period ended June 30, 1998 is solely attributable to the decrease in the number of carpets replaced in the apartment units of both apartment communities.

  Cash used by financing activities increased by $196,224 from the six month period ended June 30, 1998 when compared to the six month period ended June 30, 1997. The loan refinancings of Oakwood Village purchase money first mortgage and the Springfield purchase money first mortgage with traditional amortizing loans accounted for $345,374 of the increase. The increased amount was offet by a decrease in partner distributions for the comparative six month period of $149,150.






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

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   8/10/98                 J. Robert Love - President
    Date                    (Signature)

   8/10/98                 Alan G. Lee - Secretary
    Date                    (Signature)