Form 10-Q
period 1998-09-30
FOUNDATION REALTY FUND LTD
filed 1998-11-05
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1998   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            September 30, 1998
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of September 30, 1998
   and December 31, 1997                                           3


  Statements of Operations -
  For the Nine Months Ended September 30, 1998 and 1997            4

  Statement of Operations -
  For the Three Months Ended September 30, 1998 and 1997           5

  Statements of Partners' Equity -
  For the Nine Months Ended September 30, 1998 and 1997            6

  Statements of Cash Flows -
  For the Nine Months Ended September 30, 1998 and 1997            7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                        September 30, 1998  December 31, 1997
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,356,519    $22,299,095
  Less - Accumulated Depreciation            (6,788,543)    (6,304,794)
                                             15,567,976     15,994,301


  Cash and Cash Equivalents                   1,250,433        981,983
  Prepaid Expenses                               13,057            549
  Deferred Loan Cost (Net of Accumulated
   Amortization of $31,166 and $10,389)         249,324        280,490


  TOTAL ASSETS                              $17,080,790    $17,257,323



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,778,424    $17,898,206
  Accounts Payable                               280,908         49,114
  Security Deposits                               91,523         89,601
  Unearned Rent                                   32,082         26,137

  TOTAL LIABILITIES                           18,182,937     18,063,058


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ September 30, 1998 and
  December 31, 1997                             (833,891)      (533,486)


  General Partner's Equity                      (268,256)      (272,249)


  TOTAL PARTNERS' EQUITY                      (1,102,147)      (805,735)


  TOTAL LIABILITES AND PARTNERS' EQUITY      $17,080,790    $17,257,323















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                        1998                         1997
  Property Operations :

  Rental Income                           $2,664,904             $2,604,624

  Miscellaneous                               61,149                 72,198

                                           2,726,053              2,676,822



  Expenses:
  Depreciation                               483,749                409,003

  Payroll                                    253,770                260,970

  Real Estate Taxes                          218,709                212,193

  Utilities                                  160,025                160,093

  Repairs & Maintenance                      207,816                308,852

  Property Management - General Partner      136,333                132,623

  Landscaping                                 55,254                 61,495

  Other                                       86,414                 95,022

                                           1,602,070              1,640,251



  Income from Property Operations          1,123,983              1,036,571

  Interest Income                             26,895                 33,053

                                           1,150,878              1,069,624


  Other Exenses:
  Interest                                 1,027,000              1,219,074
  Amortization                                31,166                    0

  General & Administrative - Affiliate           880                  2,174

  Other General & Administrative              11,964                 10,569

                                           1,071,010              1,231,817


  Net Income (Loss)                       $   79,868             $ (162,193)

  Allocation of Net Income (Loss) -
  Limited Partners                        $   75,875               (154,083)

  General Partners                             3,993                 (8,110)

                                          $   79,868               (162,193)


  Net Income (Loss) Per
    Limited Partnership Unit              $     8.07                 (16.38)


  Number of Limited Partnership Units          9,407                  9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30



                                            1998             1997

  Property Operations:
   Rental Income                         $ 866,034          865,751
   Miscellaneous                            20,235           22,226
                                           886,269          887,977


  Expenses:
   Depreciation                            161,250          137,001

   Payroll                                  87,118           90,732

   Real Estate Taxes                        72,903           70,730

   Utilities                                61,998           61,081

   Repairs and Maintenance                  93,997          192,764

   Property Management - General Partner    43,368           42,476

   Landscaping                              13,236           16,988

   Other                                    29,089           35,906

                                           562,959          647,678


  Income from Property Operations          323,310          240,299

  Interest Income                            8,613            9,378

                                           331,923          249,677


  Other Expenses:
   Interest                                341,568          410,494

   Amortization                             10,389              0
   General and Administrative -Affiliate       210              670
   Other General and Administrative          3,818            2,647

                                           355,985          413,811

  Net Income (Loss)                      $ (24,062)        (164,134)


  Allocation of Net Income (Loss)-
   Limited Partners                      $ (22,859)        (155,927)

   General Partners                         (1,203)          (8,207)

                                         $ (24,062)        (164,134)



  Net Income (Loss) Per
   Limited Partnership Unit              $   (2.43)          (16.58)


  Number of Limited Partnership Units        9,407            9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   Limited        General             Total
                                  Partners'      Partners'          Partners'
                                    Equity         Equity             Equity
  Balance, December 31, 1996     $  382,927     $ (227,730)      $   155,197

  Distribution to Partners         (564,420)       (29,706)         (594,126)

  Net Loss                         (154,083)        (8,110)         (162,193)

  Balance, September 30, 1997    $ (335,576)     $(265,546)      $  (601,122)


  Balance, December 31, 1997     $ (533,486)    $ (272,249)      $  (805,735)

  Distribution to Partners         (376,280)             0          (376,280)

  Net Income                         75,875          3,993            79,868
           1,941

  Balance, September 30, 1998    $ (833,891)    $ (268,256)      $(1,102,147)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                            (Unaudited)


                                                     1998             1997
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                               $   79,868     $ (162,193)

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      483,749        409,003

  Amortization                                        31,166              0

  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                             (12,508)          (800)

  Increase in Accounts Payable                       231,794        291,674

  Increase (Decrease) in Security Deposits             1,922         (1,166)

  Increase (Decrease) in Unearned Rents                5,945        (64,225)

  (Increase) in Deferred Loan Cost                         0       (378,492)


  Net Cash Provided by Operating Activities          821,936         93,801


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (57,424)       (79,280)

  Net Cash Used in Investing Activities              (57,424)       (79,280)



  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                              0        433,529

  Payments from Notes Payable                       (119,782)       (26,222)

  Distributions to Partners                         (376,280)      (594,126)


  Net Cash used by Financing Activities             (496,062)      (186,819)


  Increase (Decrease) in Cash                        268,450       (172,298)

  Cash and Cash Equivalents at Beginning of period   981,983      1,069,572

  Cash and Cash Equivalents at End of period       1,250,433        897,274


  Supplemental Cash Flow Information:
  Interest Paid                                   $1,027,000     $  696,839


  Supplemental Disclosure of Non-Cash
  Financing Activities:
  Deferred Interest on Mortgage Note Payable      $        0     $  433,529












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

  Restricted Cash

  Cash and Cash Equivalents include $332,587 at September 30, 1998 and $243,556 at December 31, 1997 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $91,523 at September 30, 1998 and $89,601 at December 31, 1997 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the nine months ended September 30, 1998:

  Property Management Fees                           $136,333
  General and Administrative Costs                        880

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                       September 30,        December 31
                                           1998                1997

  Land                                   3,141,510           3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   1,916,891           1,859,467
  Apartment Properties, at Cost         22,356,519          22,299,095
  Less: Accumulated Depreciation        (6,788,543)         (6,304,794)

                                        15,567,976          15,994,301

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about October 31, 1998, the Partnership will pay distributions of $105,879 to the Limited Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the nine months ended September 30, 1998 was $2,664,904 as compared to $2,604,624 for the comparable period ended September 30, 1997. Income from property operations for the nine months ended September 30, 1998 was $1,123,983 as compared to $1,036,571 for the comparable period ended September 30, 1997. The increase in rental income was a result of higher rental rates being in effect in 1998 which offset a slight decrease in the apartment occupancy levels.

  Interest expense decreased from $1,219,074 for the nine months ended September 30, 1997 to $1,027,000 for the nine months ended September 30, 1998. This decrease in interest expense is a result of a refinancing of the original debt to loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

  Net income for the nine months ended September 30, 1998 was $79,868 or $8.07 per Limited Partnership Unit outstanding as compared to a loss of $162,193 or $16.83 per Limited Partnership Unit for the comparable period ended September 30, 1997.


  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities increased by $728,135 for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997. The change resulted primarily from increased net income attributable to the debt restructuring which resulted in a $192,074 decrease in interest expense for the nine month period ended September 30, 1998 verse the nine month period ended September 30, 1997 and and the costs incurred to refinance the partnership debt. The increase is secondarily attributable to increases in unearned rents of $70,170 and depreciation expense of $74,746 for the nine month period indicated above and the $101,036 reduction in repair and maintenance expense as a result of the Springfield repainting which occurred in 1997.

  Cash used by investing activities totaled $57,424 at September 30, 1998 as compared to $79,280 at September 30, 1997. The $21,856 decrease for the nine month period ended September 30, 1998 is solely attributable to the decrease in the number of carpets replaced in the apartment units of both apartment communities.

  Cash used by financing activities increased by $309,243 from the nine month period ended September 30, 1998 when compared to the nine month period ended September 30, 1997. The loan refinancings of Oakwood Village purchase money first mortgage and the Springfield purchase money first mortgage with traditional amortizing loans accounted for $527,089 of the increase. The increased amount was offset by a decrease in partner distributions for the comparative nine month period of $217,846.


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

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   11/02/98                 J. Robert Love - President
    Date                    (Signature)

   11/02/98                 Alan G. Lee - Secretary
    Date                    (Signature)