Form 10-Q/A
period 1998-09-30
FOUNDATION REALTY FUND LTD
filed 1999-02-19
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q/A

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1998   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Year 2000 Disclosure

  The partnership continues to make progress on the steps outlined in its Y2K Plan Summary. The steps completed to date include:

  -Y2K Plan written and approved
  -SEC Form ADV-Y2K - Part 1 completed and submitted
  -All home office and field computer upgraded to pentium level
  -The Y2K compliant version of accounts payable and general ledger loaded -The Y2K compliant version of revenue software ordered

  The progress to date is slightly ahead of the Y2K Plan Summary schedule.

  The costs the partnership expects to incur in order to meet its Y2K financial accounting and financial reporting issues is between five and seven thousand dollars. Because of the immateriality of these amounts, the costs are being expensed as incurred. There are no significant costs anticipated from an operations standpoint relative to Y2K issues.

  The risks of not meeting the year 2000 issues are minimal from a financial accounting and financial reporting standpoint. The partnership's contingency plans will allow it to continue to process and report financial information. The risks of not meeting the year 2000 issues are also considered minimal from an operations standpoint assuming the representations made by our outside vendors are correct. The outside vendors supply electricity, water, gas, etc. to our customers. The non-interruption of these services are not within the partnership's control and no contigency plans have been developed.


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

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   02/08/99                 J. Robert Love - President
    Date                    (Signature)

   02/08/99                 Alan G. Lee - Secretary
    Date                    (Signature)