Form 10-K
period 1998-12-31
FOUNDATION REALTY FUND LTD
filed 1999-05-11
CIK 813652



  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-K

  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  For Year Ended December 31, 1998 Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD.
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            December 31, 1998
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

  Item 2.  Properties

  As of December 31, 1998, the Partnership owned the properties listed below:

                                        Purchase          Current
  Property Name and Location              Date              Cost

  Oakwood Village Apartments
   Atlanta, Georgia                      1/22/88          $ 9,354,874
  Springfield Apartments
   Durham, North Carolina                9/22/88          $13,027,066

  A summary of the apartment properties is as follows:

                                         December 31,      December 31,
                                            1998               1997

  Land                                   $ 3,141,510        $ 3,141,510
  Buildings                               17,298,118         17,298,118
  Furniture & Fixtures                     1,942,312          1,859,467

  Apartment Properties, at Cost           22,381,940         22,299,095
  Less: Accumulated Depreciation          (6,855,016)        (6,304,794)
                                         $15,526,924        $15,994,301

  Item 3.  Legal Proceedings

  The Registrant is not a party to material pending legal proceedings.

  Item 4.  Submission of Matters to Vote of Security Holders

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during 1998.


                                  PART II

  Item 5.  Market for the Registrant's Securities and Related Security
           Holder Matters

  (A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

  (B)  Approximate Number of Equity Security Holders:

                                                Number of Record Holders
       Title of Class                           as of December 31, 1998

  Units of Limited Partnership Interest                     731
  General Partner Interest                                    2




  Item 6.  Selected Financial Data
                     1998         1997        1996        1995        1994
Total Revenues   $ 3,681,292  $ 3,653,810 $ 3,541,450 $ 3,485,761 $ 3,285,708

Net Income (Loss)    194,764     (296,253)   (150,117)   (179,145)   (273,540)
Total Assets      16,826,009   17,257,323  17,530,937  1,7963,566  18,443,434
Notes Payable     17,736,343   17,898,206  17,196,565  16,700,035  16,278,673
Distributions to
 Limited Partners
 Per Partnership
 Unit**            $   51.25     $  67.50    $  79.37    $  76.87    $  70.63
Income (Loss) Per $1,000
 Limited Partners
 Unit Outstanding  $   19.67    $ (29.92)   $ (15.16)   $ (18.09)   $ (27.62)

Occupancy %            93.1%        94.7%       94.9%       95.4%       96.0%
Revenue per
 Sq. Ft.           $    8.85     $   8.78    $   8.51    $   8.37    $   7.89


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

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Rental income for the twelve months ended December 31, 1998 was $3,545,122 as compared to $3,524,105 and $3,400,522 for the comparable periods ended December 31, 1997 and December 31, 1996, respectively. Income from property operations for the twelve months ended December 31, 1998 was $1,578,145 as compared to $1,441,200 and $1,402,132 for the comparable periods ended December 31, 1997 and December 31, 1996. The increase in income from property operations was a result of the implementation of several rental rate increases over the past two years which offset a slight decrease in the occupancy rate. The increase in 1998 is also attributable to the fact that operating expenses were lower by approximately $110,000 and is explained further below. Depreciation expense decreased 13.3% or $84,021 from 1996 to 1997. This decrease is a result of the appliance and equipment fixed assets purchased in 1988 and 1989 have reached their maximum depreciable lives. The change in depreciation expense from 1997 to 1998 totaled $4,781 or less than 1%. Repairs and maintenance expense increased 34.8% or $94,973 from 1996 to 1997. This 1997 increase and corresponding 1998 decrease was primarily caused by the repainting of the apartment buildings and clubhouse at the Springfield Apartments in 1997 at a cost of $78,593 and $8,305 of exterior building repairs at the Oakwood Village Apartments in the same year. The increase in other operating cost of $23,030 from 1996 to 1997 is primarily attributable to the higher costs and increased volume of advertising and promotions at both properties. The change in other operating costs from 1997 to 1998 totaled $8,914.

  Interest expense decreased from $1,578,445 for the twelve months ended December 31, 1997 to $1,367,180 for the twelve months ended December 31, 1998. This decrease in interest expense is a result of a refinancing of the original debt to loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan. In addition, a prepayment penalty of $176,500 was in-curred in 1997 with the replacement of the Springfield Purchase Money First Mortgage. The change in the amount of interest expense from 1996 to 1997 totaled $2,819 and is considered immaterial.

  Net income for the twelve months ended December 31, 1998 was $194,764 or $19.67 per Limited Partnership Unit outstanding as compared to a loss of $296,253 or $(29.92) per Limited Partnership Unit for the comparable period ended December 31, 1997 and a loss of $150,117 or ($15.16) per Limited Partnership Unit for the comparable period ended December 31, 1996. The primary source of funds in 1999 will accumulate from rental operations and investment earnings.

  Cash distributions of $482,109, $634,973 and $746,634 were paid to limited partners and cash distributions of $-0-, $29,706, and $39,296 were paid to the general partners in 1998, 1997, and 1996 respectively. The dis-tributions of cash flow from operations was lower in 1998 as a direct result of the increase in the annual debt service of $332,510 in 1998.

  Year 2000 Disclosure

  The partnership continues to make progress on the steps outlined in its Y2K Plan Summary. The steps completed to date include:

  -Y2K Plan written and approved
  -SEC Form ADV-Y2K - Part 1 completed and submitted
  -All home office and field computer upgraded to pentium level
  -The Y2K compliant version of accounts payable and general ledger loaded -The Y2K compliant version of revenue software ordered and received

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

  The risks of not meeting the year 2000 issures are minimal from a financial accounting and financial reporting standpoint. The partnership's contin-gency plans will allow it to continue to process and report financial information. The risks of not meeting the year 2000 issues are also considered minimal from an operations standpoint assuming the represen-tations made by our outside vendors are correct. The outside vendors supply electricity, water, gas, etc. to our customers. The non-interrup-tion of these services are not within the partnership's control and no contingency plans have been developed.


  Other Disclosure

  At the inception of the partnership, Foundation Realty Fund, Ltd. entered into a property management agreement with RJ Properties, Inc., a general partner, for management of the apartment properties. On March 31, 1998, a subsidiary and certain assets of RJ Properties, Inc. were sold to SHLP Realty Corp. and the existing employees of RJ Properties, Inc. and its affiliate transferred to the buyer. To avoid any loss of continuity, RJ Properties, Inc. entered into a submanagement agreement with SHLP Realty Corp. for management of the partnership's properties. This new agreement in no way changes the management fee expense nor the personnel assigned to the day-to-day opertations of the properties. This submanagement agreement installs SHLP Realty Corp. as the named management entity for the Partnership's properties and J. Robert Love remains President of
  RJ Properties, Inc. as well as individual General Partner.


  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating need of the Partnership.

  Cash provided by operating activities increased by $104,685 from 1997 to 1998. The increase is primarily attributed to a $526,963 increase in net income before depreciation offset by a $442,001 decrease in deferred interest on the refinanced Oakwood Village purchase money first mortgage. Cash provided by operating activites decreased by $311,513 from 1996 to 1997. This decrease resulted from a larger net loss in 1997 compared to 1996 and a decrease in non-cash expenses including depreciation and deferred interest. The depreciation decrease as described above was caused by the "retirement" of fully depreciated assets purchased in 1988 and 1989. The decrease in deferred interest was a result of the debt refinancing on the Oakwood Village loan on October 2, 1997.

  Cash used by investing activities totaled $82,845 for 1998 as compared to $89,194 for 1997. The decrease of $6,349 is primarily attributed to the decline in the number of carpet replacements at both apartment communities. A similar decrease ocurred from 1996 to 1997 for the same reason.

  Cash used by financing activities totaled $643,971 for 1998 as compared to $695,918 for 1997. The decrease is attributable to a $182,570 decrease in partner distributions offset by the costs and related proceeds and payment of the new partnership debt. Cash used by financing activities totaled $695,918 for 1997 as compared to $822,438 for 1996.
  This decline was primarily caused by a reduction of $121,251 in partnership distributions from 1996 to 1997 and secondarily by the debt refinancing and related costs of replacing the original Oakwood Village and Springfield mortgages.





  Item 8.  Financial Statements and Supplementary Data



  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                  Page No.

  Independent Auditor's Report                                       7

  Balance Sheets as of December 31, 1998
   and December 31, 1997                                             8


  Statements of Operations -
   For the Years Ended December 31, 1998,
   1997 and 1996                                                     9

  Statements of Partners' Equity -
  For the Years Ended December 31, 1998,
  1997 and 1996                                                     10

  Statements of Cash Flows -
  For the Years Ended December 31, 1998
  1997 and 1996                                                     11

  Notes to Financial Statements                                  12-15

  Financial Statement Schedules:

   Schedule V - Land, Buildings and Equipment                       20

   Schedule VI - Accumulated Depreciation of
                 Buildings and Equipment                            20


  All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

 <AUDIT-REPORT>

 To the Partners of Foundation Realty Fund, Ltd.

 We have audited the accompanying balance sheets of Foundation Realty Fund Ltd. (a Florida Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants

  Clearwater, Florida
  February 13, 1999


 </AUDIT-REPORT>










                       FOUNDATION REALTY FUND, LTD.
                     (A Florida Limited Partnership)

                             BALANCE SHEET

                                       December 31, 1998  December 31, 1997
   ASSETS




  Apartment Properties, at Cost           $22,381,940         $22,299,095
  Less - Accumulated Depreciation          (6,855,016)         (6,304,794)

                                           15,526,924          15,994,301



  Cash and Cash Equivalents                 1,057,375             981,983

  Prepaid Expenses                              2,774                 549
  Deferred Loan Cost (Net of Accumulated
   Amortization of $51,943 and $10,389)       238,936             280,490
  TOTAL ASSETS                            $16,826,009         $17,257,323




  LIABILITIES AND PARTNERS' (DEFICIT)


  Liabilities:

  Notes Payable                            $17,736,343        $17,898,206
  Accounts Payable                              41,444             49,114

  Security Deposits                             87,647             89,601

  Unearned Rent                                 53,655             26,137


  TOTAL LIABILITIES                         17,919,089         18,063,058


  Partners' (Deficit):
  Limited Partners' (Deficit) (9,407 units)
  outstanding @ December 31, 1998 and
  December 31, 1997                           (830,569)          (533,486)
  General Partners' (Deficit)                 (262,511)          (272,249)



  TOTAL PARTNERS'(DEFICIT)                  (1,093,080)          (805,735)

  TOTAL LIABILITIES AND PARTNERS'
   (DEFICIT)                                $16,826,009         $17,257,323














                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS

                              FOR THE YEARS ENDED DECEMBER 31

                                  1998            1997             1996

  Property Operations:
  Rental Income                $3,545,122      $3,524,105      $3,400,522
  Miscellaneous                    98,288          87,747          95,477

                                3,643,410       3,611,852       3,495,999



  Expenses:
  Depreciation & Amortization     591,775         555,829         629,461
  Payroll                         342,704         347,319         327,101

  Real Estate Taxes               280,369         293,574         287,944

  Utilities                       209,073         216,738         207,051

  Repairs & Maintenance           295,625         367,929         272,956

  Property Management -
   General Partner                182,858         179,576         173,690

  Landscaping                      79,118          85,865          84,483

  Other                           125,297         134,211         111,181

  General and Administrative -
   Affiliate                          950           2,304           3,970
  Other General and
   Administrative                  11,579          11,773          12,466
                                2,119,348       2,195,118       2,110,303



  Income from Property
   Operations                   1,524,062       1,416,734       1,385,696

  Interest Income                  37,882          41,958          45,451

                                1,561,944       1,458,692       1,431,147


  Other Expenses:
  Interest                      1,367,180       1,578,445       1,581,264

  Net Income (Loss) before
   Extraordinary Items            194,764        (119,753)       (150,117)


  Early Extinguishment of Debt        -0-        (176,500)            -0-
  Net Income (Loss)             $  194,764       (296,253)     $ (150,117)



  Allocation of Net Income (Loss) -
  Limited Partners             $  185,026       (281,440)     $ (142,611)
  General Partners                  9,738        (14,813)         (7,506)

                               $  194,764       (296,253)     $ (150,117)

  Net Income (Loss) Per Limited
   Partnership Unit            $    19.67         (29.92)     $   (15.16)

  Number of Limited
   Partnership Units                9,407          9,407           9,407


  The accompanying notes are an integral part of these financial statements.






                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                 STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 Limited         General           Total
                                 Partners'       Partners'        Partners'
                                  Equity          Equity           Equity
                                 (Deficit)       (Deficit)        (Deficit)

  Balance, December 31, 1995     1,272,172       (180,928)       1,091,244



  Distribution to Partners       (746,634)        (39,296)         (785,930)

  Net Loss                       (142,611)         (7,506)         (150.117)

  Balance, December 31, 1996      382,927        (227,730)          155,197


  Distribution to Partners       (634,973)        (29,706)          (664,679)

  Net Loss                       (281,440)        (14,813)          (296,253)

  Balance, December 31, 1997     (533,486)       (272,249)          (805,735)

  Distribution to Partners       (482,109)             -0-          (482,109)

  Net Income                      185,026           9,738            194,764

  Balance, December 31, 1998    $(830,569)      $(262,511)       $(1,093,080)




                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,

                                    1998             1997          1996


  Net Cash Provided by
  Operating Activities:
  Net Income (Loss)              $  194,764      $(296,253)     $ (150,117)
  Adjustments to Reconcile
   Net Income (Loss) to Net Cash
   Provided by Operating
   Activities:
    Depreciation & Amortization     591,775         555,829         629,461
    Deferred Interest on
     Notes Payable                       -0-        442,001         533,038
  Changes in Operating
   Assets and Liabilities:
  (Increase) Decrease
   in Prepaid Expense                (2,225)         10,269         (10,234)
  Increase (Decrease)
   in Accounts Payable               (7,670)         19,573         (20,381)
  Increase (Decrease)
   in Unearned Rents                 27,518         (29,700)         29,102
  Increase (Decrease)
   in Security Deposits              (1,954)         (4,196)         (1,833)

  Net Cash Provided
   by Operating Activities          802,208         697,523       1,009,036

  Net Cash Flows from Investing
   Activities:
   Improvements to Apartment
   Properties                       (82,845)        (89,194)        (95,756)
  Net Cash Used in Investing
   Activities                       (82,845)        (89,194)        (95,756)
 Net Cash Flows from Financing
   Activities:
   Cost to Obtain New Loan               -0-       (290,879)             -0-
   Distributions to Partners       (482,109)       (664,679)       (785,930)
   Proceeds from Notes Payable           -0-     17,924,000              -0-
   Payments of Notes Payable       (161,862)    (17,664,360)        (36,508)


 Net Cash Used by Financing
   Activities                      (643,971)       (695,918)       (822,438)

 Increase (Decrease) in Cash         75,392         (87,589)         90,842

 Cash at Beginning of Year          981,983       1,069,572         978,730
 Cash at End of Year             $1,057,375      $  981,983      $1,069,572


 Supplemental Cash Flow Information:
 Interest Paid                   $1,367,180      $1,136,044      $1,048,083

 Deferred Interest Paid           $      -0-     $3,895,048      $       -0-

Supplemental Disclosure of Non-Cash
 Financing Activities:
 Deferred Interest on Mortgage
  Note Payable                    $      -0-       $442,001      $  533,038




FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 1998


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

Restricted Cash

Cash and cash equivalents include $328,132 at December 31, 1998 and $243,556 at December 31, 1997 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and cash equivalents also include $87,647 at December 31, 1998 and $89,601 at December 31, 1997 of tenant security deposits held in escrow account.

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

NOTE 3 COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL
PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                  1998       1997        1996

Property Management Fees      $ 182,858  $ 179,576   $ 173,690
General & Administrative Costs      950      2,304       3,970


NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:

                                     December 31, 1998  December 31, 1997

Land                                   $  3,141,510       $  3,141,510
Buildings                                17,298,118         17,298,118
Furniture & Fixtures                      1,942,312          1,859,467

Apartment Properties at Cost             22,381,940         22,299,095

Less: Accumulated Depreciation           (6,855,016)        (6,304,794)
                                       $ 15,526,924       $ 15,994,301


NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS) and the presentation of prepaid rents.
The following is a reconciliation
between net loss as reported and partnership loss for tax purposes:

                                            1998        1997       1996
Net income(loss) per financial statements $194,764    ($296,253)  ($150,117)
Tax depreciation in excess of or
(less than) financial depreciation        (139,706)    (137,773)    (45,473)

Prepaid rents added to taxable income       53,655            0           0

Partnership income(loss) for tax purposes $108,713    ($434,026)  ($195,590)


NOTE 6 - NOTES PAYABLE:

The notes payable at December 31, 1998 and 1997 consist of the following:

                                                       1998         1997
Oakwood Village
The first mortgage note, which has an interest
rate of 7.67%, is payable in monthly
installments including principal and interest of
$52,777 through December 2004. There is a balloon
payment of $6,825,260 due on this loan of the
remaining principal and any unpaid interest in
December 2004.
                                                   $7,346,274    $7,413,316

Springfield
The first mortgage note, which has an interest
rate of 7.67%, is payable in monthly installments
including principal and interest of $74,644 through
December 2004.  A prepayment penalty of $176,500 was
incurred due to the early loan payoff. There is a
balloon payment of $9,653,184 due on this loan of
the remaining principal and any unpaid interest in
December 2004.
                                                     10,390,069   10,484,890
                                                    $17,736,343  $17,898,206

The aggregate amount of principal and deferred interest payments due in the years after December 31, 1997 are:

                 1999                 $   159,647
                 2000                     187,408
                 2001                     202,298
                 2002                     218,372
                 2003                     235,722
                 Thereafter            16,732,896
                                      $17,736,343

NOTE 7 - EXTRAORDINARY ITEM:

In October 1997, the Springfield purchase money first mortgage was refinanced. A prepayment penalty of $176,500 was incurred because of the early payoff.


NOTE 8 - SUBSEQUENT EVENT:

On February 17, 1999, the Partnership paid distributions of $105,829 to the Limited Partners.


NOTE 9 - COMMITMENT AND CONTINGENCIES:

Upon sale of the Partnership's properties, the General Partners are to receive their undistributed 5% of cash from operations as a priority distribution of the sale proceeds. Cumulative undistributed General Partner distributions totaled $221,352 at December 31, 1998.

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

Item 13. Certain Relationships and Related Transactions

         The General Partners and affiliates are entitled to the following types of compensation and reimbursements for costs and expenses:

                                           Total Incurred by the Partnership
                                           for the period ended December 31,
                                             1998        1997        1996

Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited Partnership's
properties. As compensation for
management services they perform, the
General Partners are paid a monthly fee
equal to 5% of the monthly gross receipts
from residential property. These fees are
included in the Statement of Operations.    $182,858    $179,576   $173,690

Affiliates of the General Partners are
reimbursed for general and administrative
expenses of the partnership on an
accountable basis. This expense is included
in the Statement of Operations. Direct
costs are paid by the Partnership.               950       2,304      3,970

The General Partners receive 5% of cash
from operations subject to certain
subordination agreements. In addition,
the General Partners are allocated 5%
of all tax items.                                 -0-     29,706     39,296


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

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 19, 1999           By: J.Robert Love  President
                                   (Signature)
Date: March 19, 1999           By: Alan G. Lee    Secretary
                                   (Signature)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner

Date: March 19, 1999            By: J. Robert Love   President
                                    (Signature)
Date: March 19, 1999            By: Alan G. Lee      Secretary
                                    (Signature)