Form 10-Q
period 1999-03-31
FOUNDATION REALTY FUND LTD
filed 1999-05-17
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 1999   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            March 31, 1999
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of March 31, 1999 and December 31, 1998           3


  Statements of Operations -
  For the Three Months Ended March 31, 1999 and 1998                  4

  Statements of Partners' Equity -
  For the Three Months Ended March 31, 1999 and 1998                  5

  Statements of Cash Flows -
  For the Three Months Ended March 31, 1999 and 1998                  6

  Notes to Financial Statements                                     7-9

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                             10-11



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           March 31, 1999 December 31, 1998
                                             (Unaudited)     Audited

  ASSETS




  Aparment Properties, at Cost              $22,405,524    $22,381,940
  Less - Accumulated Depreciation            (6,992,571)    (6,855,016)
                                             15,412,953     15,526,924


  Cash and Cash Equivalents                   1,100,495      1,057,375
  Prepaid Expenses                               32,687          2,774
  Deferred Loan Cost (Net of Accumulated
   Amortization of $62,332 and $51,943)         228,547        238,936


  TOTAL ASSETS                              $16,774,682    $16,826,009



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                             $17,694,065    $17,736,343
  Accounts Payable                              148,096         41,444
  Security Deposits                              90,902         87,647
  Unearned Rent                                  15,423         53,655

  TOTAL LIABILITIES                          17,948,486     17,919,089


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ March 31, 1999 and
  December 31, 1998                            (912,577)      (830,569)


  General Partner's Equity                     (261,227)      (262,511)


  TOTAL PARTNERS' EQUITY                     (1,173,804)    (1,093,080)


  TOTAL LIABILITES AND PARTNERS' EQUITY     $16,774,682    $16,826,009















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE THREE MONTHS ENDED MARCH 31

                                          1999                       1998
  Property Operations :

  Rental Income                         $893,899                  $908,283
  Miscellaneous                           18,926                    19,997

                                         912,825                   928,280



  Expenses:
  Depreciation                           137,556                   161,250

  Payroll                                 97,163                    86,173

  Real Estate Taxes                       70,386                    72,903

  Utilities                               44,203                    46,822

  Repairs & Maintenance                   74,063                    41,737

  Property Management - General Partner   45,005                    46,160

  Landscaping                             14,000                    20,092

  Other                                   30,219                    28,152

                                         512,595                   503,289



  Income from Property Operations        400,230                   424,991
  Interest Income                          7,668                     9,007

                                         407,898                   433,998


  Other Exenses:
  Amortization                           10,389                     10,389
  Interest                              339,982                    343,094

  General & Administrative - Affiliate      110                         90

  Reserve Expense                        27,051                          0
  Other General & Administrative          5,291                      1,603

                                        382,823                    355,176


  Net Income (Loss)                    $ 25,075                   $ 78,822

  Allocation of Net Income (Loss) -
  Limited Partners                     $ 23,821                   $ 74,881
  General Partners                        1,254                      3,941

                                       $ 25,075                   $ 78,822


  Net Income (Loss) Per
   Limited Partnership Unit            $   2.53                   $   7.96

  Number of Limited Partnership Units     9,407                      9,407





                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1997   $(533,486)      $ (272,249)     $  (805,735)

  Distribution to Partners      (117,588)               0         (117,588)

  Net Loss                        74,881            3,941           78,822

  Balance, March 31, 1998      $(576,193)      $ (268,308)     $  (844,501)


  Balance, December 31, 1998   $(830,569)      $ (262,511)     $(1,093,080)

  Distribution to Partners      (105,829)               0         (105,829)

  Net Income                      23,821            1,284           25,105

  Balance, March 31, 1999      $(912,577)       $(261,227)     $(1,173,804)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                            (Unaudited)


                                                        1999            1998
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                                $  25,075       $  78,822

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      137,556         161,250
  Amortization                                        10,389          10,389
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                             (29,884)        (31,274)

  Increase in Accounts Payable                       106,652          77,303

  Increase in Security Deposits                        3,255           2,004

  (Decrease) in Unearned Rents                       (38,232)         (2,487)


  Net Cash Provided by Operating Activities          214,811         296,007


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (23,584)        (12,199)


  Net Cash Used in Investing Activities              (23,584)        (12,199)



  Cash Flows from Financing Activities:
  Payments from Notes Payable                        (42,278)        (39,174)

  Distributions to Partners                         (105,829)       (117,588)


  Net Cash used by Financing Activities             (148,107)       (156,762)


  Increase (Decrease) in Cash                         43,120         127,046

  Cash and Cash Equivalents at Beginning of period 1,057,375         981,983

  Cash and Cash Equivalents at End of period       1,100,495       1,109,029


  Supplemental Cash Flow Information:
  Interest Paid                                   $  339,982      $  343,094

  Supplemental Disclosure of Non-Cash
  Financing Activities:




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

  Restricted Cash

  Cash and Cash Equivalents include $166,999 at March 31, 1999 and $328,132 at December 31, 1998 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $90,902 at March 31, 1999 and $87,647 at December 31, 1998 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the three months ended March
  31, 1999.

  Property Management Fees                           $   45,005
  General and Administrative Costs                          110

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                     March 31,           December 31
                                       1999                 1998

  Land                               3,141,510           3,141,510
  Buildings                         17,298,118          17,298,118
  Furniture & Fixtures               1,965,896           1,942,312
  Apartment Properties, at Cost     22,405,524          22,381,940
  Less: Accumulated Depreciation    (6,992,571)         (6,855,016)
                                    15,412,953          15,526,924

  NOTE 5 - NOTES PAYABLE

  The notes payable are secured by the apartment properties.

  NOTE 6 - BASIS OF PREPARATION:

  The unaudited financial statements presented herein have been pre-pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjuction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

  NOTE 7 - SUBSEQUENT EVENT:

  On April 30, 1999, the Partnership paid distributions of $105,829 to the Limited Partners and $-0- to the General Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the three months ended March 31, 1999 was $893,899 as compared to $908,283 for the comparable period ended March 31, 1998. Income from property operations for the three months ended March 31, 1999 was $400,230 as compared to $424,991 for the comparable period ended March 31, 1998. The decrease in rental income was a result of lower occupancy levels achieved at the Spring-field Apartments in Durham, North Carolina. The decrease was offset somewhat by rent increases instituted at both apartment properties during the last twelve months.


  Interest expense decreased from $343,094 for the three months ended
  March 31, 1998 to $339,982 for the three months ended March 31, 1999.
  This decrease in interest expense is a result of a refinancing of the original debt to new loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

  Net income for the three months ended March 31, 1999 was $25,075 or $2.53 per Limited Partnership Unit outstanding as compared to income of $78,822 or $7.96 per Limited Partnership Unit for the comparable period ended March 31, 1998. The $53,747 decrease in net income was a product of income being down by $16,794 as explained above and an increase in repairs and maintenance expense of $32,326. The repair and maintenance expense increase is attributable to an $18,289 increase in carpet and appliances purchased at the Springfield Apartments and a $13,257 increase in apartment repairs and maintenance supplies purchased at the Springfield Apartments.


  Year 2000 Disclosure

  The partnership continues to make progress on the steps outlined in its Y2K Plan Summary. The steps completed to date include:

  -Y2K Plan written and approved
  -SEC Form ADV-Y2K - Part 1 completed
  -All home office and field computers upgraded to pentium level
  -The Y2K compliant version of accounts payable and general ledger loaded -The Y2K compliant version of revenue software ordered and received
  -The Y2K compliant version of revenue software is installed on the home office computers and installation has begun on the field computers

  The progress to date is even with the Y2K Plan Summary schedule

  The costs the partnership expects to incur in order to meet its Y2K financial accounting and financial reporting issues is between five and seven thousand dollars. Because of the immateriality of these amounts, these costs are being expensed as incurred. There are no significant costs anticipated from an operations standpoint relative to Y2K issues.

  The risks of not meeting the Year 2000 issues are minimal from a financial accounting and financial reporting standpoint. The partnership's contingency plans will allow it to continue to process and report financial information. The riskd of not meeting the Year 2000 issues are also considered minimal from an operations standpoint assuming the represen-tations made by our outside vendors are correct. The outside vendors supply electricity, water, gas, etc. to our customers. The non-interrup-tion of these services are not within the partnership's control and no contingency plans have been developed.


  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities decreased by $81,196 for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998. The change resulted primarily from the generation of net operating income of $25,075 for the three months ended March 31, 1999 verse income of $78,822 for the three months ended
  March 31, 1998. Furthermore depreciation expense declined $23,694 for the three weeks ended March 31, 1999 verses March 31, 1998.

  Cash used by investing activities totaled $23,584 at March 31, 1999 as compared to $12,199 at March 31, 1998. The $11,385 increase for the three month period ended March 31, 1999 is solely attributable to the increase in the number of carpets replaced in the apartment units of the Springfield Apartments.

  Cash used by financing activities decreased by $8,655 from the three month period ended March 31, 1999 when compared to the three month period ended March 31, 1998. A decrease in partner distributions of $11,759 for the three months ended March 31, 1999 verses March 31, 1998 is the primary cause of the decrease.





 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/10/99                 J. Robert Love - President
    Date                    (Signature)

   5/10/99                 Alan G. Lee - Assitant Secretary
    Date                    (Signature)