Form 10-Q
period 1999-06-30
FOUNDATION REALTY FUND LTD
filed 1999-08-09
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1999   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            June 30, 1999
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of June 30, 1999 and December 31, 1998         3


  Statements of Operations -
  For the Six Months Ended June 30, 1999 and 1998                  4

  Statement of Operations -
  For the Three Months Ended June 30, 1999 and 1998                5

  Statements of Partners' Equity -
  For the Six Months Ended June 30, 1999 and 1998                  6

  Statements of Cash Flows -
  For the Six Months Ended June 30, 1999 and 1998                  7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           June 30, 1999  December 31, 1998
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,449,403    $22,381,940
  Less - Accumulated Depreciation            (7,130,128)    (6,855,016)
                                             15,319,275     15,526,924


  Cash and Cash Equivalents                   1,107,262      1,057,375
  Prepaid Expenses                               20,571          2,774
  Deferred Loan Cost (Net of Accumulated
   Amortization of $72,720 and $51,943)         218,159        238,936

  TOTAL ASSETS                              $16,665,267    $16,826,009



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,650,970    $17,736,343
  Accounts Payable                               233,126         41,444
  Security Deposits                               98,377         87,647
  Unearned Rents                                   9,609         53,655

  TOTAL LIABILITIES                           17,992,082     17,919,089


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ June 30, 1999 and
  December 31, 1998                           (1,063,200)      (830,569)


  General Partner's Equity                      (263,615)      (262,511)


  TOTAL PARTNERS' EQUITY                      (1,326,815)    (1,093,080)


  TOTAL LIABILITES AND PARTNERS' EQUITY      $16,665,267    $16,826,009












                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE SIX MONTHS ENDED JUNE 30

                                              1999               1998
  Property Operations :

  Rental Income                          $1,784,950           $1,798,870

  Miscellaneous                              42,387               40,914

                                          1,827,337            1,839,784



  Expenses:
  Depreciation                               275,112             322,499

  Payroll                                    188,897             166,652

  Real Estate Taxes                          140,772             145,806

  Utilities                                  109,705              98,027

  Repairs & Maintenance                      179,010             113,819

  Property Management - General Partner       90,533              92,965

  Landscaping                                 42,671              42,018

  Other                                       74,252              57,325

                                           1,100,952           1,039,111



  Income from Property Operations            726,385             800,673

  Interest Income                             14,085              18,282

                                             740,470             818,955


  Other Exenses:
  Interest                                   679,149             685,432

  Amortization                                20,777              20,777
  General & Administrative - Affiliate           670                 670
  Reserve Expense                             54,102                   0
  Other General & Administrative               7,849               8,146

                                             762,547             715,025


  Net Income (Loss)                         ($22,077)           $ 103,930


  Allocation of Net Income (Loss) -
  Limited Partners                         ($ 20,973)           $  98,734

  General Partners                            (1,104)               5,196

                                            ($22,071)            $103,930


  Net Income (Loss) Per
    Limited Partnership Unit                ($  2.23)             $ 10.50


  Number of Limited Partnership Units          9,407               9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30



                                            1999         1998

  Property Operations:
   Rental Income                         $891,051      $890,587
   Miscellaneous                           23,461        20,917
                                          914,512       911,504


  Expenses:
   Depreciation                           137,556       161,249

   Payroll                                 91,734        80,479

   Real Estate Taxes                       70,386        72,903

   Utilities                               65,502        51,205

   Repairs and Maintenance                104,947        72,082

   Property Management - General Partner   45,528        46,805

   Landscaping                             28,671        21,926

   Other                                   44,033        29,173

                                          588,357       535,822


  Income from Property Operations         326,155       375,682

  Interest Income                           6,417         9,275

                                          332,572       384,957


  Other Expenses:
   Interest                               339,167       342,338

   Amortization                            10,388        10,388
   General and Administrative -Affiliate      560           580
   Reserve Expense                         27,051             0
   Other General and Administrative         2,558         6,543

                                          379,724       359,849


  Net Income (Loss)                     ($ 47,152)      $ 25,108


  Allocation of Net Income (Loss)-
   Limited Partners                     ($ 44,794)      $ 23,853
   General Partners                        (2,358)         1,255
                                        ($ 47,152)      $ 25,108


  Net Income (Loss) Per
   Limited Partnership Unit             ($   4.77)      $   2.54

  Number of Limited Partnership Units       9,407          9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   Limited        General        Total
                                  Partners'      Partners'     Partners'
                                    Equity         Equity       Equity
  Balance, December 31, 1997      $(533,486)     $(272,249)     $(805,735)

  Distribution to Partners         (246,934)             0       (246,934)

  Net Income(Loss)                   98,734          5,196        103,930

  Balance, June 30, 1998          $(681,686)     $(267,053)     $(948,739)


  Balance, December 31, 1998      $(830,569)     $(262,511)   $(1,093,080)

  Distribution to Partners         (211,658)             0       (211,658)

  Net Income                        (20,973)        (1,104)       (22,077)

  Balance, June 30, 1999        $(1,063,200)     $(263,615)   $(1,326,815)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                            (Unaudited)


                                                       1999           1998
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                                 $(22,077)       103,930

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      275,112        322,499

  Amortization                                        20,777         20,777

  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                             (17,797)       (20,201)

  Increase in Accounts Payable                       191,682        177,843

  Increase (Decrease) in Security Deposits            10,730         (3,303)

  Increase (Decrease) in Unearned Rents              (44,046)        (1,104)


  Net Cash Provided by Operating Activities          414,381        600,441


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (67,463)       (25,110)


  Net Cash Used in Investing Activities              (67,463)       (25,110)




  Payments from Notes Payable                         (85,373)       (79,089)

  Distributions to Partners                          (211,658)      (246,934)


  Net Cash used by Financing Activities              (297,031)      (326,023)


  Increase (Decrease) in Cash                          49,887        249,308

  Cash and Cash Equivalents at Beginning of period  1,057,375        981,983

  Cash and Cash Equivalents at End of period        1,107,262      1,231,291


  Supplemental Cash Flow Information:
  Interest Paid                                    $  679,149     $  685,432














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

  Restricted Cash

  Cash and Cash Equivalents include $244,471 at June 30, 1999 and
  $328,122 at December 31, 1998 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $98,377 at June 30, 1999 and $87,647 at December 31, 1998 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the six months ended June 30, 1999.

  Property Management Fees                           $ 90,533
  General and Administrative Costs                        670

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                         June 30,           December 31
                                           1999                1998

  Land                                   3,141,510           3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   2,009,775           1,942,312
  Apartment Properties, at Cost         22,449,403          22,381,940
  Less: Accumulated Depreciation        (7,130,128)         (6,855,016)
                                        15,319,275          15,526,924

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about August 9, 1999, the Partnership will pay distributions of $47,035 to the Limited Partners.







  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the six months ended June 30, 1999 was $1,784,950 as compared to $1,798,870 for the comparable period ended June 30, 1998. Income from property operations for the six months ended June 30, 1999 was $726,385 as compared to $800,673 for the comparable period ended June 30, 1998. The decrease in income from property operations was due primarily to higher payroll and maintenance and repair costs.

  Interest expense decreased from $685,432 for the six months ended June 30, 1998 to $679,149 for the six months ended June 30, 1999. A reserve expense accrual was begun in 1999 and amounted to $54,102 on June 30, 1999. This reserve accrual was set up to set aside operational proceeds for up coming capital expense items at both apartment properties.



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

  The progress to date is even with the Y2K Plan Summary schedule

  The costs the partnership expects to incur in order to meet its Y2K financial accounting and financial reporting issues is between five and seven thousand dollars. Because of the immateriality of these amounts, these costs are being expensed as incurred. There are no significant costs anticipated from an operations standpoint relative to Y2K issues.
  The risks of not meeting the Year 2000 issues are minimal from a financial accounting and financial reporting standpoint. The partnership's contingency plans will allow it to continue to process and report financial information. The risk of not meeting the Year 2000 issues are also considered minimal from an operations standpoint assuming the represen-tations made by our outside vendors are correct. The outside vendors supply electricity, water, gas, etc. to our customers. The non-interrup-tion of these services are not within the partnership's control and no contingency plans have been developed.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities decreased by $186,060 for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998. The change resulted primarily from a decrease in net income of $126,007 attributable to the higher operating expenses described above, including the addition of the $54,102 reserve accrual. The decrease is secondarily attributed to a decrease in unearned rents of $42,942 and a decrease in depreciation of $47,387.

  Cash used by investing activities totaled $67,463 at June 30, 1999 as compared to $25,110 at June 30, 1998. The $42,552 increase for the six month period ended June 30, 1999 is attributable to an increase in the number of carpets replaced in the apartment units of both apartment communities and landscaping work performed at the Springfield apartments.

  Cash used by financing activities decreased by $28,992 from the six month period ended June 30, 1999 when compared to the six month period ended June 30, 1998. The decrease was primarily attributed to a $35,276 decrease in distribution paid to limited partners.

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

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   8/10/99                 J. Robert Love - President
    Date                    (Signature)

   8/10/99                 Alan G. Lee - Secretary
    Date                    (Signature)