Form 10-Q/A
period 1999-09-30
FOUNDATION REALTY FUND LTD
filed 1999-11-09
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1999   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            September 30, 1999
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of September 30, 1999
   and December 31, 1998                                           3


  Statements of Operations -
  For the Nine Months Ended September 30, 1999 and 1998            4

  Statement of Operations -
  For the Three Months Ended September 30, 1999 and 1998           5

  Statements of Partners' Equity -
  For the Nine Months Ended September 30, 1999 and 1998            6

  Statements of Cash Flows -
  For the Nine Months Ended September 30, 1999 and 1998            7

  Notes to Financial Statements                                   8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             11-12



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                        September 30, 1999  December 31, 1998
                                             (Unaudited)      Audited

  ASSETS




  Aparment Properties, at Cost              $22,473,564    $22,381,940
  Less - Accumulated Depreciation            (7,267,683)    (6,855,016)
                                             15,205,881     15,526,924


  Cash and Cash Equivalents                   1,301,817      1,057,375
  Prepaid Expenses                                9,580          2,774
  Deferred Loan Cost (Net of Accumulated
   Amortization of $83,109 and $51,943          207,770        238,936


  TOTAL ASSETS                              $16,725,048    $16,826,009



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                              $17,607,044    $17,736,343
  Accounts Payable                               325,630         41,444
  Security Deposits                              101,054         87,647
  Unearned Rent                                   36,211         53,655

  TOTAL LIABILITIES                           18,069,939     17,919,089


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ September 30, 1999 and
  December 31, 1998                           (1,082,724)      (830,569)


  General Partner's Equity                      (262,167)      (262,511)


  TOTAL PARTNERS' EQUITY                      (1,344,891)    (1,093,080)


  TOTAL LIABILITES AND PARTNERS' EQUITY      $16,725,048    $16,826,009















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                        1999                         1998
  Property Operations :

  Rental Income                           $2,693,270             $2,664,904

  Miscellaneous                               74,092                 61,149

                                           2,767,362              2,726,053



  Expenses:
  Depreciation                               412,668                483,749

  Payroll                                    271,368                253,770

  Real Estate Taxes                          211,158                218,709

  Utilities                                  147,328                160,025

  Repairs & Maintenance                      293,946                207,816

  Property Management - General Partner      136,753                136,333

  Landscaping                                 60,378                 55,254

  Other                                      106,985                 86,414

                                           1,640,584              1,602,070



  Income from Property Operations          1,126,778              1,123,983

  Interest Income                             21,026                 26,895

                                           1,147,804              1,150,878


  Other Exenses:
  Interest                                 1,017,483              1,027,000
  Amortization                                31,166                 31,166
  Reserve Expense                             81,153                      0
  General & Administrative - Affiliate           970                    880

  Other General & Administrative              10,150                 11,964

                                           1,140,922              1,071,010


  Net Income (Loss)                       $    6,882               $ 79,868

  Allocation of Net Income (Loss) -
  Limited Partners                        $    6,538                 75,875

  General Partners                               344                  3,993

                                          $    6,882                 79,868


  Net Income (Loss) Per
    Limited Partnership Unit              $      .70                   8.07


  Number of Limited Partnership Units          9,407                  9,407



                        FOUNDATION REALTY FUND, LTD.
                       (a Florida Limited Partnership)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30



                                            1999             1998

  Property Operations:
   Rental Income                         $ 908,320        $ 866,034
   Miscellaneous                            31,705           20,235
                                           940,025          886,269


  Expenses:
   Depreciation                            137,556          161,250

   Payroll                                  82,471           87,118

   Real Estate Taxes                        70,386           72,903

   Utilities                                37,623           61,998

   Repairs and Maintenance                 114,936           93,997

   Property Management - General Partner    46,220           43,368

   Landscaping                              17,707           13,236

   Other                                    32,733           29,089

                                           539,632          562,959


  Income from Property Operations          400,393          323,310

  Interest Income                            6,941            8,613

                                           407,334          331,923


  Other Expenses:
   Interest                                338,334          341,568

   Amortization                             10,389           10,389
   General and Administrative -Affiliate       300              210
   Other General and Administrative          2,301            3,818
   Reserve Expense                          27,051                0
                                           378,375          355,985

  Net Income (Loss)                      $  28,959          (24,062)


  Allocation of Net Income (Loss)-
   Limited Partners                      $  27,511          (22,859)

   General Partners                          1,448           (1,203)

                                         $  28,959          (24,062)



  Net Income (Loss) Per
   Limited Partnership Unit              $    2.92            (2.43)


  Number of Limited Partnership Units        9,407            9,407




                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   Limited        General             Total
                                  Partners'      Partners'          Partners'
                                    Equity         Equity             Equity
  Balance, December 31, 1997    $  (533,486)    $ (272,249)      $  (805,735)

  Distribution to Partners         (376,280)             0          (376,280)

  Net Income (Loss)                  75,875          3,993            79,868

  Balance, September 30, 1998   $  (833,891)    $ (268,256)      $(1,102,147)


  Balance, December 31, 1998    $  (830,569)    $ (262,511)      $(1,093,080)

  Distribution to Partners         (258,693)             0          (258,693)

  Net Income                          6,538            344             6,882


  Balance, September 30, 1999   $(1,082,724)    $ (262,167)      $(1,344,891)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                            (Unaudited)


                                                     1999             1998
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                               $    6,882     $   79,868

  Adjustments to Reconcile Net Income (Loss)
  to Net Cash
  Provided by Operating Activities
  Depreciation:                                      412,668        483,749

  Amortization                                        31,166         31,166

  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                              (6,806)       (12,508)

  Increase in Accounts Payable                       284,186        231,794

  Increase (Decrease) in Security Deposits            13,407          1,922

  Increase (Decrease) in Unearned Rents              (17,445)         5,945

  (Increase) in Deferred Loan Cost                         0              0


  Net Cash Provided by Operating Activities          724,058        821,936


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (91,624)       (57,424)

  Net Cash Used in Investing Activities              (91,624)       (57,424)



  Cash Flows from Financing Activities:
  Proceeds from Notes Payable                              0              0

  Payments from Notes Payable                       (129,299)      (119,782)

  Distributions to Partners                         (258,693)      (376,280)


  Net Cash used by Financing Activities             (387,992)      (496,062)


  Increase (Decrease) in Cash                        244,442        268,450

  Cash and Cash Equivalents at Beginning of period 1,057,375        981,983

  Cash and Cash Equivalents at End of period       1,301,817      1,250,433


  Supplemental Cash Flow Information:
  Interest Paid                                   $1,017,483     $1,027,000














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

  Restricted Cash

  Cash and Cash Equivalents include $319,192 at September 30, 1999 and $328,132 at December 31, 1998 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include
  $101,054 at September 30, 1999 and $87,647 at December 31, 1998 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the nine months ended September 30, 1999:

  Property Management Fees                           $136,753
  General and Administrative Costs                        970

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                       September 30,        December 31,
                                           1999                1998

  Land                                   3,141,510           3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   2,033,936           1,942,312
  Apartment Properties, at Cost         22,473,564          22,381,940
  Less: Accumulated Depreciation        (7,267,683)         (6,855,016)

                                        15,205,881          15,526,924

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about October 31, 1999, the Partnership will pay distributions of $94,070 to the Limited Partners.










  FOUNDATION REALTY FUND, LTD.
  (A Florida LImited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the nine months ended September 30, 1999 was $2,693,270 as compared to $2,664,904 for the comparable period ended September 30, 1998. Income from property operations for the nine months ended September 30, 1999 was $1,126,778 as compared to $1,123,983 for the comparable period ended September 30, 1998. The increase in rental income was a result of higher rental rates being in effect in 1999 which offset a slight decrease in the apartment occupancy levels.

  Interest expense decreased from $1,027,000 for the nine months ended September 30, 1998 to $1,017,483 for the nine months ended September 30, 1999. This decrease in interest expense is a result of a refinancing of the original debt to loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

  Net income for the nine months ended September 30, 1999 was $6,882 or $.70 per Limited Partnership Unit outstanding as compared to a net income of $79,868 or $8.07 per Limited Partnership Unit for the comparable period ended September 30, 1998.


  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities decreased by $97,878 for the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998. The change resulted primarily from a decrease in net income caused by higher operating expenses in the repair and maintenance, payroll and advertising areas.

  Cash used by investing activities totaled $91,624 at September 30, 1999 as compared to $57,424 at September 30, 1998. The $34,200 increase for the nine month period ended September 30, 1999 is attributable to an increase in the number of carpets replaced in the apartment units of both apartment communities and landscaping work performed at the Springfield Apartments.

  Cash used by financing activities decreased by $108,070 from the nine month period ended September 30, 1999 when compared to the nine month period ended September 30, 1998. The decrease is attributed to a $117,587 decrease in distributions to limited partners offset by a $9,517 increase in principal payments on the partnership's notes payable.


  Year 2000 Disclosure

  The partnership continues to make progress on the steps outlined in its Y2K Plan Summary. The steps completed to date include:

  -Y2K Plan written and approved
  -SEC Form ADV-Y2K - Part 1 completed and submitted
  -All home office and field computer upgraded to pentium level
  -The Y2K compliant version of accounts payable and general ledger loaded -The Y2K compliant version of revenue software ordered and the installation process has begun

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

  The risks of not meeting the year 2000 issues are minimal from a financial accounting and financial reporting standpoint. The partnership's contingency plans will allow it to continue to process and report financial information. The risks of not meeting the year 2000 issues are also considered minimal from an operations standpoint assuming the representations made by our outside vendors are correct. The outside vendors supply electricity, water, gas, etc. to our customers. The non-interruption of these services are not within the partnership's control and no contingency plans have been developed.


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

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   11/06/99                 J. Robert Love - President
    Date                    (Signature)

   11/06/99                 Alan G. Lee - Secretary
    Date                    (Signature)