Form 10-K
period 1999-12-31
FOUNDATION REALTY FUND LTD
filed 2000-04-03
CIK 813652



  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-K

  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  For Year Ended December 31, 1999 Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD.
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            December 31, 1999
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

  Item 2.  Properties

  As of December 31, 1999, the Partnership owned the properties listed below:

                                        Purchase          Current
  Property Name and Location              Date              Cost

  Oakwood Village Apartments
   Atlanta, Georgia                      1/22/88          $ 9,389,685
  Springfield Apartments
   Durham, North Carolina                9/22/88          $13,095,237

  A summary of the apartment properties is as follows:

                                         December 31,      December 31,
                                            1999               1998

  Land                                   $ 3,141,510        $ 3,141,510
  Buildings                               17,298,118         17,298,118
  Furniture & Fixtures                     2,045,294          1,942,312

  Apartment Properties, at Cost           22,484,922         22,381,940
  Less: Accumulated Depreciation          (7,416,918)        (6,855,016)
                                         $15,068,004        $15,526,924

  Item 3.  Legal Proceedings

  The Registrant is not a party to material pending legal proceedings.

  Item 4.  Submission of Matters to Vote of Security Holders

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during 1999.


                                  PART II

  Item 5.  Market for the Registrant's Securities and Related Security
           Holder Matters

  (A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

  (B)  Approximate Number of Equity Security Holders:

                                                Number of Record Holders
       Title of Class                           as of December 31, 1999

  Units of Limited Partnership Interest                     731
  General Partner Interest                                    2




  Item 6.  Selected Financial Data
                     1999         1998        1997        1996        1995
Total Revenues   $ 3,753,624  $ 3,681,292 $ 3,653,810 $ 3,541,450 $ 3,485,761

Net Income (Loss)    153,404      194,764    (296,253)   (150,117)   (179,145)
Total Assets      16,442,093   16,826,009  17,257,323  17,530,937  17,963,566
Notes Payable     17,561,620   17,736,343  17,898,206  17,196,565  16,700,035
Distributions to
 Limited Partners
 Per Partnership
 Unit**            $   37.50     $  51.25    $67.50      $  79.37    $  76.87
Income (Loss) Per $1,000
 Limited Partners
 Unit Outstanding  $   15.49    $  19.67   $ (29.92)   $ (15.16)   $ (18.09)

Occupancy %            93.8%        93.1%       94.7%       94.9%       95.4%
Revenue per
 Sq. Ft.           $   9.03     $   8.85    $   8.78    $   8.51    $   8.37


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

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Rental income for the twelve months ended December 31, 1999 was $3,621,098 as compared to $3,545,122 and $3,524,105 for the comparable periods ended December 31, 1998 and December 31, 1997, respectively. Income from property operations for the twelve months ended December 31, 1999 was $1,526,936 as compared to $1,578,145 and $1,441,200 for the comparable periods ended December 31, 1998 and December 31, 1997. The $51,209 decrease in income from property operations in 1999 was a result of increases in operating expenses at the Springfield Apartments. Maintenance and commission payroll increased by $32,000 and capital and recurring replacements items increased by $25,000 and $16,000 respectively. The expense increases were offset by the implementation of several rental rate increases over the past year.


 Other expenses increased $18,471 or 14.7%. This increase is primarily attributed to increases of $5,000 and $4,000 in advertising expenditures at the Springfield apartments and Oakwood Village apartments respectively and increases of $2,000 each at the two apartment communities for administrative expenses.

 Interest expense decreased from $1,578,445 for the twelve months ended December 31, 1997 to $1,367,180 for the twelve months ended December 31, 1998. This decrease in interest expense is a result of a refinancing of the original debt to loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan. In addition, a prepayment penalty of $176,500 was in-curred in 1997 with the replacement of the Springfield Purchase Money First Mortgage. The change in interest expense from 1998 to 1999 is insignificant.

 Net income for the twelve months ended December 31, 1999 was $145,734 or $15.50 per Limited Partnership Unit outstanding as compared to net income of $185,026 or $19.67 per Limited Partnership Unit for the comparable period ended December 31, 1998. The primary source of funds in 2000 will accum-ulate from rental operations and investment earnings.

 Cash distributions of $352,763, $482,109 and $634,973 a were paid to limited partners and cash distributions of $-0-, $-0-, and $29,706 were paid to the general partners in 1999, 1998, and 1997 respectively. The dis-tributions of cash flow from operations was lower in 1998 compared to 1997 primarily as a result of the higher debt service which occured as a result of refinancing the partnership's original debt in late 1997. The distribution of cash flow to limited partners was $129,346 lower in 1999 compared to 1998. The lower 1999 distribution is a result of the partnership setting aside $107,875 of operating funds for planned capital expenditures in 2000.


 Year 2000 Disclosure

 The partnership's operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards Y2K preparations and these amounts were expensed due to immateriality.

 Other Disclosure

 At the inception of the partnership, Foundation Realty Fund, Ltd. entered into a property management agreement with RJ Properties, Inc., a general partner, for management of the apartment properties. On March 31, 1998, a subsidiary and certain assets of RJ Properties, Inc. were sold to SHLP
 Realty Corp. and the existing employees of RJ Properties, Inc. and its affil-iate transferred to the buyer. To avoid loss of continuity, RJ Properties, Inc. entered into a submanagement agreement with SHLP Realty Corp. for management of the partnership's properties. This new agreement in no way changes the management fee expense nor the personnel assigned to the day-to-day opertations of the properties. This submanagement agreement installs SHLP Realty Corp. as the named management entity for the Partnership's properties and J. Robert Love remains President of
 RJ Properties, Inc. as well as individual General Partner.


 Liquidity and Capital Resources

 In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating need of the Partnership.

 Cash provided by operating activities increased by $104,685 from 1997 to 1998. The increase is primarily attributed to a $526,963 increase in net income before depreciation offset by a $442,001 decrease in deferred interest on the refinanced Oakwood Village purchase money first mortgage. Cash provided by operating activites decreased by $60,504 from 1998 to 1999. This decrease resulted from a $41,360 lower net income in 1999 compared to 1998 and a decrease in the change of net payable items including trade payables, unearned rents and security deposits of $27,728.

 Cash used by investing activities totaled $82,845 for 1998 as compared to $89,194 for 1997. The decrease of $6,349 is primarily attributed to the decline in the number of carpet replacements at both apartment communities. Cash used by investing activities totaled $102,982 in 1999.
 The $20,137 increase in 1999 is attributed to the purchase and capitalization of exercise equipment and masonary work at the Oakwood Village Apartments and concrete and landscaping improvements at the Springfield Apartments.

 Cash used by financing activities totaled $643,971 for 1998 as compared to $695,918 for 1997. The decrease is attributable to a $182,570 decrease in partner distributions offset by the costs and related proceeds and payment of the new partnership debt. Cash used by financing activities totaled $527,486 for 1999 as compared to $643,971 for 1998. This decline was primarily caused by a reduction of $129,346 in partnership distributions from 1998 to 1999 and secondarily by the increased paydown of partnership debt principal as required in the 1997 loan agreements.

  Item 8.  Financial Statements and Supplementary Data



  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                  Page No.

  Independent Auditor's Report                                       7

  Balance Sheets as of December 31, 1999
   and December 31, 1998                                             8


  Statements of Operations -
   For the Years Ended December 31, 1999,
   1998 and 1997                                                     9

  Statements of Partners' Equity -
  For the Years Ended December 31, 1999,
  1998 and 1997                                                     10

  Statements of Cash Flows -
  For the Years Ended December 31, 1999
  1998 and 1997                                                     11

  Notes to Financial Statements                                  12-15




  All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

 <AUDIT-REPORT>

 To the Partners of Foundation Realty Fund, Ltd.

 We have audited the accompanying balance sheets of Foundation Realty Fund Ltd. (a Florida Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants

  Clearwater, Florida
  February 21, 2000

 </AUDIT-REPORT>







                     (A Florida Limited Partnership)

                             BALANCE SHEETS

                                       December 31, 1999  December 31, 1998
   ASSETS




  Apartment Properties, at Cost           $22,484,922         $22,381,940
  Less - Accumulated Depreciation          (7,416,918)         (6,855,016)

                                           15,068,004          15,526,924



  Cash and Cash Equivalents                 1,168,611            1,057,375

  Prepaid Expenses                              8,096                2,774
  Deferred Loan Cost (Net of Accumulated
   Amortization of $93,497 and $51,943)       197,382              238,936
  TOTAL ASSETS                            $16,442,093          $16,826,009




  LIABILITIES AND PARTNERS' (DEFICIT)


  Liabilities:

  Notes Payable                            $17,561,620        $17,736,343
  Accounts Payable                              39,771             41,444

  Security Deposits                             96,419             87,647

  Unearned Rent                                 36,722             53,655


  TOTAL LIABILITIES                         17,734,532         17,919,089


  Partners' (Deficit):
  Limited Partners' (Deficit) (9,407 units)
  outstanding at December 31, 1999 and
  December 31, 1998                         (1,037,598)          (830,569)
  General Partners' (Deficit)                 (254,841)          (262,511)



  TOTAL PARTNERS'(DEFICIT)                  (1,292,439)         (1,093,080)

  TOTAL LIABILITIES AND PARTNERS'
   (DEFICIT)                                $16,422,093         $16,826,009











                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                      STATEMENTS OF OPERATIONS

                                    FOR THE YEARS ENDED DECEMBER 31

                                  1999            1998             1997

  Property Operations:
  Rental Income                $3,621,098      $3,545,122      $3,524,105
  Miscellaneous                    97,542          98,288          87,747

                                3,718,640       3,643,410       3,611,852



  Expenses:
  Depreciation & Amortization     603,456         591,775         555,829
  Payroll                         377,519         342,704         347,319

  Real Estate Taxes               281,345         280,369         293,574

  Utilities                       199,563         209,073         216,738

  Repairs & Maintenance           362,768         295,625         367,929

  Property Management -
   General Partner                184,729         182,858         179,576

  Landscaping                      80,610          79,118          85,865

  Other                           143,268         125,297         134,211

  General and Administrative -
   Affiliate                        1,090             950           2,304
  Other General and
   Administrative                  11,552          11,579          11,773
                                2,245,900       2,119,348       2,195,118



  Income from Property
   Operations                   1,472,740       1,524,062       1,416,734

  Interest Income                  34,984          37,882          41,958

                                1,507,724       1,561,944       1,458,692


  Other Expenses:
  Interest                      1,354,320       1,367,180       1,578,445

  Net Income (Loss) before
   Extraordinary Items            153,404         194,764        (119,753)


  Early Extinguishment of Debt        -0-              -0-       (176,500)
  Net Income (Loss)             $  153,404        194,764      $ (296,253)



  Allocation of Net Income (Loss) -
  Limited Partners              $  145,734        185,026      $ (281,440)
  General Partners                   7,670          9,738         (14,813)


                                $  153,404        194,764      $ (296,253)

  Net Income (Loss) Per Limited
   Partnership Unit            $    15.50           19.67      $   (29.92)

  Number of Limited
   Partnership Units                9,407           9,407           9,407


  The accompanying notes are an integral part of these financial statements.






                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 Limited         General           Total
                                 Partners'       Partners'        Partners'
                                  Equity          Equity           Equity
                                 (Deficit)       (Deficit)        (Deficit)

  Balance, December 31, 1996    $  382,927       $(227,730)      $  155,197



  Distribution to Partners       (634,973)         (29,706)       (664,679)

  Net Loss                       (281,440)         (14,813)       (296,253)

  Balance, December 31, 1997     (533,486)        (272,249)       (805,735)



  Distribution to Partners       (482,109)            -0-         (482,109)

  Net Income                      185,026           9,738          194,764

  Balance, December 31, 1998     (830,569)        (262,511)     (1,093,080)


  Distribution to Partners       (352,763)             -0-        (352,763)

  Net Income                       145,734           7,670          153,404

  Balance, December 31, 1999   $(1,037,598)      $ (254,841)    $(1,292,439)




                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENTS OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,

                                    1999             1998          1997


  Net Cash Provided by
  Operating Activities:
  Net Income (Loss)              $  153,404      $ 194,764      $ (296,253)
  Adjustments to Reconcile
   Net Income (Loss) to Net Cash
   Provided by Operating
   Activities:
    Depreciation & Amortization     603,456         591,775         555,829
    Deferred Interest on
     Notes Payable                       -0-           -0-          442,001
  Changes in Operating
   Assets and Liabilities:
  (Increase) Decrease
   in Prepaid Expense                (5,322)         (2,225)         10,269
  Increase (Decrease)
   in Accounts Payable               (1,673)         (7,670)         19,573
  Increase (Decrease)
   in Unearned Rents                (16,933)         27,518         (29,700)
  Increase (Decrease)
   in Security Deposits                8,772         (1,954)         (4,196)

  Net Cash Provided
   by Operating Activities           741,704         802,208         697,523

  Net Cash Flows from Investing
   Activities:
   Improvements to Apartment
   Properties                       (102,982)       (82,845)        (89,194)
  Net Cash Used in Investing
   Activities                       (102,982)       (82,845)        (89,194)
 Net Cash Flows from Financing
   Activities:
   Cost to Obtain New Loan               -0-             -0-       (290,879)
   Distributions to Partners        (352,763)       (482,109)      (664,679)
   Proceeds from Notes Payable           -0-             -0-      17,924,000
   Payments of Notes Payable        (174,723)       (161,862)   ( 17,664,360)


 Net Cash Used by Financing
   Activities                       (527,486)       (643,971)      (695,918)

 Increase (Decrease) in Cash         111,236          75,392        (87,589)

 Cash at Beginning of Year          1,057,375          981,983     1,069,572
 Cash at End of Year             $  1,168,611     $  1,057,375    $  981,983


 Supplemental Cash Flow Information:
 Interest Paid                   $  1,354,320     $  1,367,180   $ 1,136,044

 Deferred Interest Paid           $      -0-      $       -0-    $ 3,895,048

Supplemental Disclosure of Non-Cash
 Financing Activities:
 Deferred Interest on Mortgage
  Note Payable                    $      -0-      $       -0-     $  442,001




FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 1999


NOTE 1 - ORGANIZATION:

Foundation Realty Fund, Ltd. (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates two apartment properties. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnership Agreement. The partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a wholly owned subsidiary of Raymond James Financial, Inc. are the General Partners and manage and control the business of the Partnership.

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

Restricted Cash

Cash and cash equivalents include $392,480 at December 31, 1999 and $328,132 at December 31, 1998 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and cash equivalents also include $96,419 at December 31, 1999 and $87,647 at December 31, 1998 of tenant security deposits held in escrow account.

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

NOTE 3 COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL
PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                  1999       1998         1997

Property Management Fees          $184,729   $ 182,858    $ 179,576
General and Administrative Costs     1,090         950        2,304


NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:

                                     December 31, 1999    December 31, 1998

Land                                    $ 3,141,510         $  3,141,510
Buildings                                17,298,118           17,298,118
Furniture & Fixtures                      2,045,294            1,942,312
Apartment Properties at Cost             22,484,922           22,381,940

Less: Accumulated Depreciation           (7,416,918)          (6,855,016)

                                        $15,068,004          $15,526,924

NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS) and the presentation of prepaid rents.
The following is a reconciliation between net income (loss) as reported and partnership income (loss) for tax purposes:

                                            1999        1998        1997
Net income(loss) per financial statements $ 153,404   $194,764    ($296,253)
Tax depreciation in excess of or
(less than) financial depreciation         (140,947)  (139,706)    (137,773)

Prepaid rents added to taxable income        (8,725)    53,655         0

Partnership income(loss) for tax purposes $   3,732   $108,713    ($434,026)


NOTE 6 - NOTES PAYABLE:

The notes payable at December 31, 1999 and 1998 consist of the following:

                                                       1999         1998
Oakwood Village
The first mortgage note, which has an interest
rate of 7.67%, is payable in monthly
installments including principal and interest of
$52,777 through December 2004. There is a balloon
payment of $6,825,260 due on this loan of the
remaining principal and any unpaid interest in
December 2004.
                                                   $7,273,905     $7,346,274

Springfield
The first mortgage note, which has an interest
rate of 7.67%, is payable in monthly installments
including principal and interest of $74,644 through
December 2004.  A prepayment penalty of $176,500 was
incurred due to the early loan payoff. There is a
balloon payment of $9,653,184 due on this loan of
the remaining principal and any unpaid interest in
December 2004.
                                                     10,287,715   10,390,069
                                                    $17,561,620  $17,736,343

The aggregate amount of principal payments due in the years after December 31, 1999 are:


                 2000                     181,865
                 2001                     202,298
                 2002                     218,372
                 2003                     235,722
                 2004                     254,452
                 Thereafter            16,468,911
                                      $17,561,620

NOTE 7 - EXTRAORDINARY ITEM:

In October 1997, the Springfield purchase money first mortgage was refinanced. A prepayment penalty of $176,500 was incurred because of the early payoff.


NOTE 8 - SUBSEQUENT EVENT:

On February 15, 2000, the Partnership paid distributions of $105,829 to the Limited Partners.


NOTE 9 - COMMITMENT AND CONTINGENCIES:

Upon sale of the Partnership's properties, the General Partners are to receive their undistributed 5% of cash from operations as a priority distribution of the sale proceeds. Cumulative undistributed General Partner distributions totaled $239,869 at December 31, 1999.

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

Item 13. Certain Relationships and Related Transactions

         The General Partners and affiliates are entitled to the following types of compensation and reimbursements for costs and expenses:

                                           Total Incurred by the Partnership
                                           for the period ended December 31,
                                             1999        1998        1997

Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited Partnership's
properties. As compensation for
management services they perform, the
General Partners are paid a monthly fee
equal to 5% of the monthly gross receipts
from residential property. These fees are
included in the Statement of Operations.    $184,729   $182,858    $179,576

Affiliates of the General Partners are
reimbursed for general and administrative
expenses of the partnership on an
accountable basis. This expense is included
in the Statement of Operations. Direct
costs are paid by the Partnership.               1,090      950       2,304

The General Partners receive 5% of cash
from operations subject to certain
subordination agreements. In addition,
the General Partners are allocated 5%
of all tax items.                                 -0-        -0-     29,706


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

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 22, 2000           By: J.Robert Love  President
                                   (Signature)
Date: March 22, 2000           By: Alan G. Lee    Secretary
                                   (Signature)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner

Date: March 22, 2000            By: J. Robert Love   President
                                    (Signature)
Date: March 22, 2000            By: Alan G. Lee      Secretary
                                    (Signature)