Form 10-Q
period 2000-03-31
FOUNDATION REALTY FUND LTD
filed 2000-05-08
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 2000   Commission File Number  0-17717


  FOUNDATION REALTY FUND, LTD
  (Exact name of Registrant as specified in its charter)


  Florida                                        59-2802896
  (State or other jurisdiction of           (IRS Employer ID No.)
  incorporation or organization)


  880 Carillon Parkway, St. Petersburg, Florida    33716
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


  Title of Each Class                       Number of Units
                                            March 31, 2000
  Units of Limited Partnership              9,407
  Interest:  $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849






  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



  INDEX TO FINANCIAL STATEMENTS


  Part I - Financial Information
                                                                Page No.

  Balance Sheets as of March 31, 2000 and December 31, 1999           3


  Statements of Operations -
  For the Three Months Ended March 31, 2000 and 1999                  4

  Statements of Partners' Equity -
  For the Three Months Ended March 31, 2000 and 1999                  5

  Statements of Cash Flows -
  For the Three Months Ended March 31, 2000 and 1999                  6

  Notes to Financial Statements                                     7-9

  Management's Discussion and Analysis if Financial
  Condition and Results of Operations                             10-11



                                      FOUNDATION REALTY FUND, LTD.
                                    (A Florida Limited Partnership)

                                            BALANCE SHEET

                                           March 31, 2000 December 31, 1999
                                             (Unaudited)     Audited

  ASSETS




  Aparment Properties, at Cost              $22,502,750    $22,484,922
  Less - Accumulated Depreciation            (7,554,474)    (7,416,918)
                                             14,948,276     15,068,004


  Cash and Cash Equivalents                   1,244,380      1,168,611
  Prepaid Expenses                               34,810          8,096
  Deferred Loan Cost (Net of Accumulated
   Amortization of $103,886 and $93,497)        186,993        197,382


  TOTAL ASSETS                              $16,414,459    $16,442,093



  LIABILITIES AND PARTNERS' EQUITY


  Liabilites:

  Notes Payable                             $17,515,982    $17,561,620
  Accounts Payable                              163,665         39,771
  Security Deposits                             100,329         96,419
  Unearned Rent                                  28,510         36,722

  TOTAL LIABILITIES                          17,808,486     17,734,532


  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ March 31, 2000 and
  December 31, 1999                          (1,139,398)     (1,037,598)


  General Partner's Equity                     (254,629)      (254,841)


  TOTAL PARTNERS' EQUITY                     (1,394,027)     (1,292,439)


  TOTAL LIABILITES AND PARTNERS' EQUITY     $16,414,459     $16,442,093















                                    FOUNDATION REALTY FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENT OF OPERATIONS
                                         (Unaudited)

                                  FOR THE THREE MONTHS ENDED MARCH 31

                                          2000                      1999
  Property Operations :

  Rental Income                         $880,875                  $893,899
  Miscellaneous                           33,899                    18,926

                                         914,774                   912,825



  Expenses:
  Depreciation                           137,556                   137,556

  Payroll                                 98,006                    97,163

  Real Estate Taxes                       72,159                    70,386

  Utilities                               40,142                    44,203

  Repairs & Maintenance                   92,042                    74,063

  Property Management - General Partner   46,119                    45,005

  Landscaping                             23,878                    14,000

  Other                                   34,145                    30,219

                                         544,047                   512,595



  Income from Property Operations        370,727                   400,230
  Interest Income                          9,502                     7,668

                                         380,229                   407,898


  Other Exenses:
  Amortization                           10,389                     10,389
  Interest                              336,623                    339,982

  General & Administrative - Affiliate      170                        110

  Reserve Expense                        27,048                     27,051
  Other General & Administrative          1,758                      5,291

                                        375,988                    382,823


  Net Income (Loss)                    $  4,241                   $ 25,075

  Allocation of Net Income (Loss) -
  Limited Partners                     $  4,029                   $ 23,821
  General Partners                          212                      1,254

                                       $  4,241                   $ 25,075


  Net Income (Loss) Per
   Limited Partnership Unit            $    .43                   $   2.53

  Number of Limited Partnership Units     9,407                      9,407





                                     FOUNDATION REALTY FUND, LTD.
                                   (A Florida Limited Partnership)
                                     STATEMENT OF PARTNERS' EQUITY
                                          (Unaudited)

                         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                Limited        General             Total
                               Partners'      Partners'          Partners'
                                 Equity         Equity             Equity
  Balance, December 31, 1998   $(830,569)      $ (262,511)     $(1,093,080)

  Distribution to Partners      (105,829)               0         (105,829)

  Net Loss                        23,821            1,284           25,105

  Balance, March 31, 1999      $(912,577)      $ (261,227)     $(1,173,804)


  Balance, December 31, 1999 $(1,037,598)      $ (254,841)     $(1,292,439)

  Distribution to Partners      (105,829)               0         (105,829)

  Net Income                       4,029              212            4,241

  Balance, March 31, 2000    $(1,139,398)       $(254,629)     $(1,394,027)






                                       FOUNDATION REALTY FUND, LTD.
                                     (A Florida Limited Partnership)

                                         STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                            (Unaudited)


                                                        2000            1999
  Net Cash Provided by Operating Activities:

  Net Income (Loss)                                $   4,241       $  25,075

  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
  Depreciation:                                      137,556         137,556
  Amortization                                        10,389          10,389
  Changes in Operating Assets and Liabilities:
  (Increase) in Prepaids                             (26,714)        (29,884)

  Increase in Accounts Payable                       123,894         106,652

  Increase in Security Deposits                        3,910           3,255

  (Decrease) in Unearned Rents                        (8,212)        (38,232)


  Net Cash Provided by Operating Activities          245,064         214,811


  Cash Flows from Investing Activities:
  Improvements to Apartment Properties               (17,828)        (23,584)


  Net Cash Used in Investing Activities              (17,828)        (23,584)



  Cash Flows from Financing Activities:
  Payments from Notes Payable                        (45,638)        (42,278)

  Distributions to Partners                         (105,829)       (105,829)


  Net Cash used by Financing Activities             (151,467)       (148,107)


  Increase (Decrease) in Cash                         75,769          43,120


  Cash and Cash Equivalents at Beginning of period 1,168,611       1,057,375

  Cash and Cash Equivalents at End of period       1,244,380       1,100,495


  Supplemental Cash Flow Information:
  Interest Paid                                   $  336,623      $  339,982

  Supplemental Disclosure of Non-Cash
  Financing Activities:




  FOUNDATION REALTY FUND, LTD
  A Florida Limited Partnership)

  NOTES TO FINANCIAL STATEMENTS (Unaudited)

  NOTE 1 - ORGANIZATION

  Foundation Realty Fund, Ltd., (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates two apartment properties. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a wholly-owned subsidiary of Raymond James Financial, Inc.
  are the General Partners and they manage and control the business of the Partnership.

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

  Restricted Cash

  Cash and Cash Equivalents include $494,251 at March 31, 2000 and $392,480 at December 31, 1999 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and Cash Equivalents also include $100,329 at March 31, 2000 and $96,419 at December 31, 1999 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the three months ended March
  31, 2000.

  Property Management Fees                           $   46,119
  General and Administrative Costs                          170

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                     March 31,           December 31
                                       2000                 1999

  Land                               3,141,510           3,141,510
  Buildings                         17,298,118          17,298,118
  Furniture & Fixtures               2,063,122           2,045,294
  Apartment Properties, at Cost     22,502,750          22,484,922
  Less: Accumulated Depreciation    (7,554,474)         (7,416,918)
                                    14,948,276          15,068,004

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

  NOTE 7 - SUBSEQUENT EVENT:

  On May 1, 2000, the Partnership paid distributions of $105,829 to the Limited Partners and $-0- to the General Partners.








  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the three months ended March 31, 2000 was $880,875 as compared to $893,899 for the comparable period ended
  March 31, 1999. Income from property operations for the three months ended March 31, 2000 was $370,727 as compared to $400,230 for the comparable period ended March 31, 1999. The decrease in rental income was a result of lower occupancy levels at the Oakwood Village Apartments in Atlanta, Georgia and higher repair and maintenance expenses at this same apartment community. The decrease was offset somewhat by rent increases instituted at both apartment properties during the last twelve months.


  Interest expense decreased from $339,982 for the three months ended
  March 31, 1999 to $336,627 for the three months ended March 31, 2000.
  This decrease in interest expense is a result of a refinancing of the original debt to new loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

  Net income for the three months ended March 31, 2000 was $4,241 or $.43 per Limited Partnership Unit outstanding as compared to income of $25,075 or $2.53 per Limited Partnership Unit for the comparable period ended March 31, 1999. The $20,834 decrease in net income was primarily a result of an increase in repairs and maintenance expense of $17,779.
  The repair and maintenance expense increase is attributable to an $12,373 increase in plumbing related repairs at the Oakwood Village Apartments and an increase in apartment turnover expense at the Springfield Apartments.


 Year 2000 Disclosure

 The partnership's operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards the Y2K preparations and these amounts were expensed due to immateriality.




  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities decreased by $30,253 for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999. The change resulted primarily from a $47,262 increase in accounts payable offset by a decline in net operating income of $20,834.

  Cash used by investing activities totaled $17,828 at March 31, 2000 as compared to $23,584 at March 31, 1999. The $5,756 increase for the three month period ended March 31, 2000 is solely attributable to the decrease in the number of carpets replaced in the apartment units of the Springfield Apartments.

  Cash used by financing activities increased by $3,360 from the three month period ended March 31, 1999 when compared to the three month period ended March 31, 2000. The increase is solely attributed to the increase in principal payments on the partnership debt.





 SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/10/00                 J. Robert Love - President
    Date                    (Signature)

   5/10/00                 Alan G. Lee - Assitant Secretary
    Date                    (Signature)