Form 10-Q
period 2000-06-30
FOUNDATION REALTY FUND LTD
filed 2000-07-28
CIK 813652

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000 Commission File Number 0-17717

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

June 30, 2000

Units of Limited Partnership 9,407

Interest: $1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE

Part IV - Registration Statement S-11, File No. 33-13849

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

INDEX TO FINANCIAL STATEMENTS

Part I - Financial Information

Page No.

Balance Sheets as of June 30, 2000 and December 31, 1999 3

Statements of Operations -

For the Six Months Ended June 30, 2000 and 1999 4

Statement of Operations -

For the Three Months Ended June 30, 2000 and 1999 5

Statements of Partners' Equity -

For the Six Months Ended June 30, 2000 and 1999 6

Statements of Cash Flows -

For the Six Months Ended June 30, 2000 and 1999 7

Notes to Financial Statements 8-10

Management's Discussion and Analysis of Financial

Condition and Results of Operations 11-12

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

BALANCE SHEET

June 30, 2000 December 31, 1999

(Unaudited) Audited

ASSETS

Aparment Properties, at Cost $22,515,911 $22,484,922

Less - Accumulated Depreciation (7,692,030) (7,416,918)

14,823,881 15,068,004

Cash and Cash Equivalents 1,272,551 1,168,611

Prepaid Expenses 22,935 8,096

Deferred Loan Cost (Net of Accumulated

Amortization of $114,274 and $93,497) 176,605 197,382

TOTAL ASSETS $16,295,972 $16,442,093

LIABILITIES AND PARTNERS' EQUITY

Liabilites:

Notes Payable $17,469,464 $17,561,620

Accounts Payable 245,964 39,771

Security Deposits 98,017 96,419

Unearned Rents 27,645 36,722

TOTAL LIABILITIES 17,841,090 17,734,532

Partner's Equity

Limited Partners' Equity (9,407 units

outstanding @ June 30, 2000 and

December 31, 1999 (1,288,226) (1,037,598)

General Partner's Equity (256,892) (254,841)

TOTAL PARTNERS' EQUITY (1,545,118) (1,292,439)

TOTAL LIABILITES AND PARTNERS' EQUITY $16,295,972 $16,442,093

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30

2000 1999

Property Operations :

Rental Income $1,778,213 $1,784,950

Miscellaneous 77,935 42,387

1,856,148 1,827,337

Expenses:

Depreciation 275,112 275,112

Payroll 201,108 188,897

Real Estate Taxes 144,018 140,772

Utilities 76,756 109,705

Repairs & Maintenance 237,666 179,010 Management - General Partner 92,649 90,533

Landscaping 47,276 42,671

Other 87,060 74,252

1,161,645 1,100,952

Income from Property Operations 694,503 726,385

Interest Income 18,863 14,085

713,366 740,470

Other Exenses:

Interest 672,365 679,149

Amortization 20,777 20,777

General & Administrative - Affiliate 700 670

Reserve Expense 54,096 54,102

Other General & Administrative 6,449 7,849

754,387 762,547

Net Income (Loss) ($41,021) ($22,077)

Allocation of Net Income (Loss) -

Limited Partners ($38,970) ($20,973)

General Partners (2,051) 1,104

($41,021) ($22,071)

Net Income (Loss) Per

Limited Partnership Unit ($ 4.14) ($2.23)

Number of Limited Partnership Units 9,407 9,407

FOUNDATION REALTY FUND, LTD.

(a Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30

2000 1999

Property Operations:

Rental Income $897,338 $891,051

Miscellaneous 44,036 23,461

941,374 914,512

Expenses:

Depreciation 137,556 137,556

Payroll 103,102 91,734

Real Estate Taxes 71,859 70,386

Utilities 36,614 65,502

Repairs and Maintenance 145,624 104,947

Property Management - General Partner 46,530 45,528

Landscaping 23,398 28,671

Other 52,915 44,033

617,598 588,357

Income from Property Operations 323,776 326,155

Interest Income 9,361 6,417

333,137 332,572

Other Expenses:

Interest 335,742 339,167

Amortization 10,389 10,388

General and Administrative -Affiliate 530 560

Reserve Expense 27,048 27,051

Other General and Administrative 4,691 2,558

378,399 379,724

Net Income (Loss) ($45,262) ($47,152)

Allocation of Net Income (Loss)-

Limited Partners ($42,999) ($44,794)

General Partners (2,263) (2,358)

($45,262) ($47,152)

Net Income (Loss) Per

Limited Partnership Unit ($ 4.57) ($4.77)

Number of Limited Partnership Units 9,407 9,407

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF PARTNERS' EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Limited General Total

Partners' Partners' Partners'

Equity Equity Equity

Balance, December 31, 1998 $(830,569) $(262,511) $(1,093,080)

Distribution to Partners (211,658) 0 (211,658)

Net Income(Loss) (20,973) (1,104) (22,077)

Balance, June 30, 1999 $(1,063,200) $(263,615) $(1,326,815)

Balance, December 31, 1999 $(1,037,598) $(254,841) $(1,292,439)

Distribution to Partners (211,658) 0 (211,658)

Net Income (38,970) (2,051) (41,021)

Balance, June 30, 2000 $(1,288,226) $(256,892) $(1,545,118)

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited)

2000 1999

Net Cash Provided by Operating Activities:

Net Income (Loss) $(41,021) $(22,077)

Adjustments to Reconcile Net Loss to Net Cash

Provided by Operating Activities

Depreciation: 275,112 275,112

Amortization 20,777 20,777

Changes in Operating Assets and Liabilities:

(Increase) in Prepaids (14,839) (17,797)

Increase in Accounts Payable 206,193 191,682

Increase (Decrease) in Security Deposits 1,598 10,730

Increase (Decrease) in Unearned Rents (9,077) (44,046)

Net Cash Provided by Operating Activities 438,743 414,381

Cash Flows from Investing Activities:

Improvements to Apartment Properties (30,989) (67,463)

Net Cash Used in Investing Activities (30,989) (67,463)

Payments from Notes Payable (92,156) (85,373)

Distributions to Partners (211,658) (211,658)

Net Cash used by Financing Activities (303,814) (297,031)

Increase (Decrease) in Cash 103,940 49,887

Cash and Cash Equivalents at Beginning of period 1,168,611 1,057,375

Cash and Cash Equivalents at End of period 1,272,551 1,107,262

Supplemental Cash Flow Information:

Interest Paid $ 672,365 $ 679,149

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

Operating profits and losses are allocated 95% to the Limited Part-

ners and 5% to the General Partners. Cash from operations will be shared 95% by the Limited Partners and 5% by the General Partners;

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

Restricted Cash

Cash and Cash Equivalents include $268,961 at June 30, 2000 and

$392,486 at December 31, 1999 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include

$98,017 at June 30, 2000 and $96,419 at December 31, 1999 of tenant security deposits held in an escrow account.

Income Taxes

No provisions for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of the Partnership.

Depreciation

The apartment buildings are being depreciated over 35 years using the straight-line method. Furniture and fixtures are being depreci-

ated over 8 years using the straight-line method.

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL

PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursment for costs and expenses incured for the Partnership for the six months ended June 30, 2000.

Property Management Fees $ 92,649

General and Administrative Costs 700

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

June 30, December 31

2000 1999

Land 3,141,510 3,141,510

Buildings 17,298,118 17,298,118

Furniture & Fixtures 2,076,283 2,045,294

Apartment Properties, at Cost 22,515,911 22,484,922

Less: Accumulated Depreciation (7,692,030) (7,416,918)

14,823,881 15,068,004

NOTE 5 - NOTES PAYABLE

The notes payable are secured by the apartment properties.

NOTE 6 - BASIS OF PREPARATION:

The unaudited financial statements presented herein have been pre-

pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjuction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December

31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-

ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

NOTE 7 - SUBSEQUENT EVENT:

On or about July 31, 2000, the Partnership will pay distributions of

$105,829 to the Limited Partners.

FOUNDATION REALTY FUND, LTD.

(A Florida LImited Partnership)

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Rental income for the six months ended June 30, 2000 was

$1,778,213 as compared to $1,784,950 for the comparable period ended

June 30, 1999. Income from property operations for the six months ended June 30, 2000 was $694,503 as compared to $726,385 for the comparable period ended June 30, 1999. The decrease in income from property operations was due primarily to higher payroll and maintenance and repair costs.

Interest expense decreased from $679,149 for the six months ended June

30, 1999 to $672,365 for the six months ended June 30, 2000. A reserve expense accrual was begun in 1999 and amounted to $54,096 on June 30,

2000. This reserve accrual was set up to set aside operational proceeds for upcoming capital expense items at both apartment properties.

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

Cash provided by operating activities increased by $24,362 for the six month period ended June 30, 2000 as compared to the six month period ended

June 30, 1999. The $24,362 change resulted primarily from a decrease to the change in unearned rents of $34,969 and increase to the change of [ accounts payable of $14,511 offset by and $18,944 increase] to net loss and change in the security deposit reserve of $9,132.

Cash used by investing activities totaled $67,463 at June 30, 1999 as compared to $30,989 at June 30, 2000. The $36,474 decrease for the six month period ended June 30, 2000 is attributable to a decrease in the number of carpets replaced in the apartment units of both apartment communities and landscaping work performed at the Springfield apartments.

Cash used by financing activities decreased by $6,783 from the six month period ended June 30, 2000 when compared to the six month period ended June 30, 1999. The decrease was attributed to an increase in the amount of principal payment made on the partnership debt in 2000 verse 1999.

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

FOUNDATION REALTY FUND, LTD.

A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner

7/20/00 J. Robert Love - President

Date (Signature)

7/20/00 Alan G. Lee - Secretary

Date (Signature)