Form 10-Q
period 2000-09-30
FOUNDATION REALTY FUND LTD
filed 2000-10-31
CIK 813652

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000 Commission File Number 0-17717

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

Yes (X) No

Number of share outstanding of each of Registrant's classes of securities.

Title of Each Class Number of Units

September 30, 2000

Units of Limited Partnership 9,407

Interest: $1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE

Part IV - Registration Statement S-11, File No. 33-13849

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

INDEX TO FINANCIAL STATEMENTS

Part I - Financial Information

Page No.

Balance Sheets as of September 30, 2000 and December 31, 1999 3

Statements of Operations -

For the Nine Months Ended September 30, 2000 and 1999 4

Statement of Operations -

For the Three Months Ended September 30, 2000 and 1999 5

Statements of Partners' Equity -

For the Nine Months Ended September 30, 2000 and 1999 6

Statements of Cash Flows -

For the Nine Months Ended September 30, 2000 and 1999 7

Notes to Financial Statements 8-10

Management's Discussion and Analysis of Financial

Condition and Results of Operations 11-12

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

BALANCE SHEET

September 30, 2000 December 31, 1999

(Unaudited) Audited

ASSETS

Apartment Properties, at Cost $22,542,605 $22,484,922

Less - Accumulated Depreciation (7,829,586) (7,416,918)

14,713,019 15,068,004

Cash and Cash Equivalents 1,313,106 1,168,611

Prepaid Expenses 23,936 8,096

Deferred Loan Cost (Net of Accumulated

Amortization of $124,663 and $93,497) 166,216 197,382

TOTAL ASSETS $16,216,277 $16,442,093

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Notes Payable $17,422,047 $17,561,620

Accounts Payable 349,827 39,771

Security Deposits 100,325 96,419

Unearned Rents 15,019 36,722

TOTAL LIABILITIES 17,887,218 17,734,532

Partner's Equity

Limited Partners' Equity (9,407 units

outstanding @ September 30, 2000 and

December 31, 1999) (1,413,049) (1,037,598)

General Partner's Equity (257,892) (254,841)

TOTAL PARTNERS' EQUITY (1,670,941) (1,292,439)

TOTAL LIABILITES AND PARTNERS' EQUITY $16,216,277 $16,442,093

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

2000 1999

Property Operations :

Rental Income $2,712,945 $2,693,270

Miscellaneous 108,626 74,092

2,821,571 2,767,362

Expenses:

Depreciation 412,668 412,668

Payroll 328,109 271,368

Real Estate Taxes 216,027 211,158

Utilities 157,002 147,328

Repairs & Maintenance 349,466 293,946 Management - General Partner 139,816 136,753

Landscaping 62,623 60,378

Other 117,144 106,985

1,782,855 1,640,584

Income from Property Operations 1,038,716 1,126,778

Interest Income 28,749 21,026

1,067,465 1,147,804

Other Expenses:

Interest 1,007,210 1,017,483

Amortization 31,166 31,166

General & Administrative - Affiliate 81,144 81,153

Reserve Expense 1,988 970

Other General & Administrative 6,972 10,150

1,128,480 1,140,922

Net Income (Loss) ($61,015) ($ 6,882)

Allocation of Net Income (Loss) -

Limited Partners ($57,964) ($ 6,538)

General Partners (3,051) 344

($61,015) ($ 6,882)

Net Income (Loss) Per

Limited Partnership Unit ($ 6.16) ($.70)

Number of Limited Partnership Units 9,407 9,407

FOUNDATION REALTY FUND, LTD.

(a Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED September 30

2000 1999

Property Operations:

Rental Income $934,732 $908,320

Miscellaneous 30,691 31,705

965,423 940,025

Expenses:

Depreciation 137,556 137,556

Payroll 127,001 82,471

Real Estate Taxes 72,009 70,386

Utilities 80,246 37,623

Repairs and Maintenance 111,800 114,936

Property Management - General Partner 47,167 46,220

Landscaping 15,347 17,707

Other 30,084 32,733

621,210 539,632

Income from Property Operations 344,213 400,393

Interest Income 9,886 6,941

354,099 407,334

Other Expenses:

Interest 334,845 338,334

Amortization 10,389 10,389

General and Administrative -Affiliate 1,288 300

Reserve Expense 523 2,301

Other General and Administrative 27,048 27,051

374,093 378,375

Net Income (Loss) ($19,994) ($28,959)

Allocation of Net Income (Loss)-

Limited Partners ($18,994) ($27,511)

General Partners (1,000) (1,448)

($19,994) ($28,959)

Net Income (Loss) Per

Limited Partnership Unit ($ 2.02) ($2.92)

Number of Limited Partnership Units 9,407 9,407

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF PARTNERS' EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Limited General Total

Partners' Partners' Partners'

Equity Equity Equity

Balance, December 31, 1998 $(830,569) $(262,511) $(1,093,080)

Distribution to Partners (258,693) 0 (258,693)

Net Income (Loss) 6,538 344 6,882

Balance, September 30, 1999 $(1,082,724) $(262,167) $(1,344,891)

Balance, December 31, 1999 $(1,037,598) $(254,841) $(1,292,439)

Distribution to Partners (317,487) 0 (317,487)

Net Income (Loss) (57,964) (3,051) (61,051)

Balance, September 30, 2000 $(1,413,049) $(257,892) $(1,670,941)

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(Unaudited)

2000 1999

Net Cash Provided by Operating Activities:

Net Income (Loss) $(61,015) $(6,882)

Adjustments to Reconcile Net Loss to Net Cash

Provided by Operating Activities

Depreciation: 412,668 412,668

Amortization 31,166 31,166

Changes in Operating Assets and Liabilities:

(Increase) in Prepaids (15,840) (6,806)

Increase in Accounts Payable 310,056 284,186

Increase (Decrease) in Security Deposits 3,906 13,407

Increase (Decrease) in Unearned Rents (21,703) (17,445)

Net Cash Provided by Operating Activities 659,238 724,058

Cash Flows from Investing Activities:

Improvements to Apartment Properties (57,683) (91,624)

Net Cash Used in Investing Activities (57,683) (91,624)

Payments from Notes Payable (139,573) (129,299)

Distributions to Partners (317,487) (258,693)

Net Cash used by Financing Activities (457,060) (387,992)

Increase (Decrease) in Cash 144,495 244,442

Cash and Cash Equivalents at Beginning of period 1,168,611 1,057,375

Cash and Cash Equivalents at End of period 1,313,106 1,301,817

Supplemental Cash Flow Information:

Interest Paid $1,007,210 $1,017,483

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

Restricted Cash

Cash and Cash Equivalents include $326,979 at September 30, 2000 and

$392,480 at December 31, 1999 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include

$100,325 at September 30, 2000 and $96,419 at December 31, 1999 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL

PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 2000.

Property Management Fees $ 139,816

General and Administrative Costs 1,988

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

September 30, December 31

2000 1999

Land 3,141,510 3,141,510

Buildings 17,298,118 17,298,118

Furniture & Fixtures 2,102,977 2,045,294

Apartment Properties, at Cost 22,542,605 22,484,922

Less: Accumulated Depreciation (7,892,586) (7,416,918)

14,713,019 15,068,004

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

NOTE 7 - SUBSEQUENT EVENT:

On or about October 31, 2000, the Partnership will pay distributions of

$105,829 to the Limited Partners.

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Rental income for the nine months ended September 30, 2000 was

$2,712,945 as compared to $2,693,270 for the comparable period ended

September 30, 1999. Income from property operations for the nine months ended September 30, 2000 was $1,038,716 as compared to $1,126,778 for the comparable period ended September 30, 1999. The decrease in income from property operations was a result of higher payroll and repair and maintenance costs primarily of the Springfield Apartments offset slightly by a higher rental and other income achieved at both properties.

Interest expense decreased from $1,017,483 for the nine months ended September

30, 1999 to $1,007,210 for the nine months ended September 30, 2000. A reserve expense accrual was begun in 1999 and amounted to $54,096 on September 30,

2000. This reserve accrual was set up to set aside operational proceeds for upcoming capital expense items at both apartment properties.

Net loss for the nine months ended September 30, 2000 was $61,015 or $6.16 per Limited Partnership Unit outstanding as compared to a net income of

$6,882 or $ .70 per Limited Partnership Unit for the comparable period ended September 30, 1999

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

Cash provided by operating activities decreased by $64,820 for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999. The change resulted primarily from a decrease in net income covered by higher operating expenses in the repair and maintenance and payroll areas.

Cash used by investing activities totaled $57,683 at September 30, 2000 as compared to $91,624 at September 30, 1999. The $33,941 decrease for the nine month period ended September 30, 2000 is attributable to a decrease in the number of carpets replaced in the apartment units of both apartment communities and landscaping work performed at the Springfield apartments in 1999.

Cash used by financing activities increased by $69,068 from the nine month period ended September 30, 2000 when compared to the nine month period ended September 30, 1999. The increase is attributed to a $58,749 increase in distribution to limited partners coupled with $10,274 increase in principal payments on the partnership's notes payable.

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

FOUNDATION REALTY FUND, LTD.

A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner

11/06/00 J. Robert Love - President

Date (Signature)

11/06/00 Alan G. Lee - Secretary

Date (Signature)