Form 10-K
period 2000-12-13
FOUNDATION REALTY FUND LTD
filed 2001-04-02
CIK 813652

<SUBMISSION>

<TYPE> 10-K

<SROS> NONE

<FILER>

<CIK> 0000813652

<CCC> uuvarv5@

</FILER>

<PERIOD> 12/31/00

<DOCUMENT>

<TYPE> 10-K

<TEXT>



SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended December 31, 2000 Commission File Number 0-17717

FOUNDATION REALTY FUND, LTD.

(Exact name of Registrant as specified in its charter)

Florida 59-2802896

(State or other jurisdiction of (IRS Employer ID No.)

incorporation or organization)

1100 Abernathy Road NE, Building 500, Suite 700 Atlanta, GA 30328

(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code - (770) 551-0007

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

Yes (X) No

Number of share outstanding of each of Registrant's classes of securities.
Title of Each Class	Number of Units December 31, 2000
Units of Limited Partnership	9,407
Interest:	$1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE

Part IV - Registration Statement S-11, File No. 33-13849

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

PART I

Item 1. Business

General Development of Business -

The Registrant is a Florida Limited Partnership ("Partnership") whose

General Partners are RJ Properties, Inc. ("RJP"), a wholly-owned subsidiary of Raymond James Financial, Inc., and J. Robert Love, an

individual (collectively, the "General Partners"). The Partnership was formed under the laws of Florida and commenced operations

on January 12, 1988.

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

Item 2. Properties

As of December 31, 2000, the Partnership owned the properties listed below:

	Purchase	Current
Property Name and Location	Date	Cost
Oakwood Village Apartments Atlanta, Georgia	1/22/88	$ 9,422,844
Springfield Apartments Durham, North Carolina	9/22/88	$13,130,948

	December 31, 2000	December 31, 1999

Land	$3,141,510	$3,141,510
Buildings	17,298,118	17,298,118
Furniture & Fixtures	2,114,164	2,045,294

Apartment Properties, at Cost	22,553,792	22,484,922
Less: Accumulated Depreciation	-7,986,885	-7,416,918
	$14,566,907	$15,068,004

Item 3. Legal Proceedings

The Registrant is not a party to material pending legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during 2000.

PART II

Item 5. Market for the Registrant's Securities and Related Security

Holder Matters

(A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

(B) Approximate Number of Equity Security Holders:
Number of Record Holders
Title of Class	as of December 31, 2000

Units of Limited Partnership Interest	731
General Partner Interest	2


Item 6. Selected Financial Data

	2000	1999	1998	1997	1996
Total Revenues	$ 3,876,716	$ 3,753,624	$ 3,681,292	$3,653,810	$ 3,541,450
Net Income (Loss)	89,573	153,404	194,764	(296,253)	(150,117)
Total Assets	15,933,059	16,442,093	16,826,009	17,257,323	17,530,937
Notes Payable	17,373,014	17,561,620	17,736,343	17,898,206	17,196,565
Distributions to Limited Partners Per Partnership Unit**	$ 45.00	$37.50	$ 51.25	$ 67.50	$ 79.37
Income (Loss) Per $1,000 Limited Partners Unit Outstanding	$ 9.05	$ 15.49	$ 19.67	$ (29.92)	$ (15.16)
Occupancy %	94.6%	93.8%	93.1%	94.7%	94.9%
Revenue per Sq. Ft.	$ 9.32	$ 9.03	$ 8.85	$ 8.78	$ 8.51



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

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Rental income for the twelve months ended December 31, 2000 was $3,686,506 as compared to $3,621,098 and $3,545,122 for the comparable periods ended

December 31, 1999 and December 31, 1998, respectively. Income from property operations for the twelve months ended December 31, 2000 was

$1,382,498 as compared to $1,472,740 and $1,524,062 for the comparable periods ended December 31, 1999 and December 31, 1998. The $90,242 decrease in income from property operations in 2000 was a result of several factors; including a $35,043 increase in payroll expense at the Springfield Apartments due to the hiring of an additional office worker, a $24,237 increase in property taxes at the Oakwood Village Apartments due to an increased property tax assessment by the county the property is located within, repair and maintenance cost increases at both property locations for such items as landscaping improvement--$26,599; plumbing replacements and interior repairs due to pipe breaks at the Springfield Apartments totaling $39,913; and exterior wood replacement and roof repairs totaling $32,563. The $51,209 decrease in income from property operations in 1999 was a result of increases in operating expenses at the Springfield Apartments. Maintenance and commission payroll increased by $32,000 due to maintenance payroll increases and overtime hours worked and increased commission payouts due to increased leasing and leasing compensation arrangements. Capital and recurring replacements items increased by $25,000 and $16,000 respectively from 1998 to 1999. The capital expense increases were attributable to the Springfield Apartments and included a $9,775 increase in roofing costs and $7,320 in window replacement costs. The recurring expense increases were attributable to both properties and primarily related to increased expenses for carpet and vinyl replacement costs. The expense increases from both year comparisons were offset by the implementation of several rental rate increases which resulted in increased rental income of $65,408 in 2000 and $75,976 in 1999. In 1999, other expenses increased $17,971 or 14.3%. This increase is primarily attributed to increases of $5,000 and $4,000 in advertising expenditures at the Springfield Apartments and Oakwood Village Apartments respectively and increases of $2,000 each at the two apartment communities for administrative expenses.

Net income for the twelve months ended December 31, 2000 was $85,094 or

$9.05 per Limited Partnership Unit outstanding as compared to net income of

$145,734 or $15.50 per Limited Partnership Unit for the comparable period ended December 31, 1999. The primary source of funds in 2001 will accumulate from rental operations and investment earnings.

Cash distributions of $423,316, $352,763 and $482,109 were paid to limited partners in 2000, 1999, and 1998 respectively. The distribution of cash flow to limited partners was $129,346 lower in 1999 compared to 1998. The lower 1999 distribution is a result of the partnership setting aside $107,875 of operating funds for planned capital expenditures in 2000. The higher distribution in 2000 of $70,553 reflects the prior year set aside of $107,875 offset primarily by a $35,537 decrease in property cash flow.

Year 2000 Disclosure

The partnership's operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards Y2K preparations and these amounts were expensed.

Other Disclosure

At the inception of the partnership, Foundation Realty Fund, Ltd. entered into a property management agreement with RJ Properties, Inc., a general partner, for management of the apartment properties. On March 31, 1998, a subsidiary and certain assets of RJ Properties, Inc. were sold to SHLP

Realty Corp. and the existing employees of RJ Properties, Inc. and its affil-

iate transferred to the buyer. To avoid loss of continuity, RJ Properties,

Inc. entered into a submanagement agreement with SHLP Realty Corp. for management of the partnership's properties. This new agreement in no way changes the management fee expense nor the personnel assigned to the day-to-day operations of the properties. This submanagement agreement installs SHLP Realty Corp. as the named management entity for the Partnership's properties and J. Robert Love remains President of RJ Properties, Inc. as well as individual General Partner.

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitments of the Partnership are the mortgages payable which have balloon payments due November 2004. Management plans to meet these commitments through a property sale or through approaching leaders to refinance the Partnership mortgages. We are currently in the process of marketing both properties for sale. If offers at acceptable prices are received, it is probable that we may sell one or both of the properties. Capital expenditures for any material commitments, should they occur, will be funded from two sources-working capital reserves and proceeds or cash flow earned from property operations.

Cash provided by operating activities decreased by $27,476 from 1999 to 2000. The decrease was caused by lower net income of $63,831 offset by an increase in unearned rents of $32,075. Cash provided by operating activities decreased by $60,504 from 1998 to 1999. This decrease resulted from a $41,360 lower net income in 1999 compared to 1998 and a decrease of $27,728 in the change of net payable items including trade payables, unearned rents and security deposits.

Cash used by investing activities totaled $68,870 in 2000. The $34,112 decrease from 1999 is attributable to the purchase and capitalization of exercise equipment and masonry work at the Oakwood Village Apartments and concrete and landscaping improvements at the Springfield Apartments. An increase in the cash used by investing activities in the comparison of 1998 and 1999 amounts noted the same 1999 expenditures.

Cash used by financing activities totaled $611,922 for 2000 as compared to $527,486 in 1999. The $84,436 increase is attributable to a $70,553 increase in limited partner distributions and a $13,883 increase in the principal portion of our debt service.

The monthly debt service commitments total $52,777 for Oakwood Village and $74,644 for Springfield. The debt service is adequately funded from Partnership operations. Cash used by financing activities totaled $527,486 for 1999 as compared to $643,971 for 1998. This decline was primarily caused by a reduction of $129,346 in partnership distributions from 1998 to 1999 and secondarily by the increased pay down of partnership debt principal as required in the new loan agreements entered into during 1997.

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

<AUDIT-REPORT>

To the Partners of Foundation Realty Fund, Ltd.

We have audited the accompanying balance sheets of Foundation Realty Fund

Ltd. (a Florida Limited Partnership) as of December 31, 2000 and 1999, and

the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000.

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

Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31,

2000 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial

Statements taken as a whole. The schedules listed under items 14,2 in the index are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion,

based on our audits, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

SPENCE,MARSTON,BUNCH,MORRIS & CO.

Certified Public Accountants

Clearwater, Florida

February 19,2001

</AUDIT-REPORT>



(A Florida Limited Partnership)


BALANCE SHEETS

	December 31, 2000	December 31, 1999
ASSETS
Apartment Properties, at Cost	$22,553,792	$22,484,922
Less - Accumulated Depreciation	(7,986,885)	(7,416,918)
	14,566,907	15,068,004
Cash and cash equivalents	698,333	679,712
Restricted Cash	503,714	488,899
Prepaid Expenses	8,278	8,096
Deferred Loan Cost (Net of Accumulated Amortization of $135,051 and $93,497)	155,827	197,382
TOTAL ASSETS	$15,933,059	$16,442,093

        <S

LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
Notes Payable	$ 17,373,014	$17,561,620
Accounts Payable	31,848	39,771
Security Deposits	102,515	96,419
Unearned Rent	51,864	36,722
TOTAL LIABILITIES	$17,559,241	$17,734,532

Partners' (Deficit): Limited Partners' (Deficit) (9,407 units)outstanding at December 31, 2000 and
December 31, 1999	(1,375,820)	(1,037,598)
General Partners' (Deficit)	(250,362)	(254,841)
TOTAL PARTNERS'(DEFICIT)	(1,626,182)	(1,292,439)
TOTAL LIABILITIES AND PARTNERS'(DEFICIT)	$ 15,933,059	$16,442,093





FOUNDATION REALTY FUND, LTD.

          (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
	2000	1999	1998
Property Operations: Rental Income	$ 3,686,506	$ 3,621,098	$ 3,545,122
Miscellaneous	142,697	97,542	98,288
	3,829,203	3,718,640	3,643,410
Expenses: Depreciation & Amortization	611,521	603,456	591,775
Payroll	423,765	377,519	342,704
Real Estate Taxes	306,577	281,345	280,369
Utilities	193,183	199,563	209,073
Repairs & Maintenance	481,906	362,768	295,625
Property Management -General Partner	190,347	184,729	182,858
Landscaping	79,793	80,610	79,118
Other	146,676	143,268	125,297
General and Administrative - Affiliate	1,998	1,090	950
Other General and Administrative	10,939	11,552	11,579
	2,446,705	2,245,900	2,119,348
Income from Property Operations	1,382,498	1,472,740	1,524,062
Interest Income	47,513	34,984	37,882
	1,430,011	1,507,724	1,561,944
Other Expenses: Interest	1,340,438	1,354,320	1,367,180
Net Income (Loss) before Extraordinary Items	89,573	153,404	194,764
Net Income (Loss)	$ 89,573	$ 153,404	$ 194,764
Allocation of Net Income (Loss) -
Limited Partners	$ 85,094	$ 145,734	$ 185,026
General Partners	4,479	7,670	9,738
	$ 89,573	$ 153,404	$ 194,764
Net Income (Loss) Per Limited Partnership Unit	$ 9.05	$ 15.50	$ 19.67
Number of Limited Partnership Units	9,407	9,407	9,407


The accompanying notes are an integral part of these financial statements.





FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)


STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
	Limited Partners' Equity (Deficit)	General Partners' Equity (Deficit)	Total Partners' Equity (Deficit)
Balance, December 31, 1997	$ (533,486)	$ (272,249)	$ (805,735)
Distribution to Partners	(482,109)	-0-	(482,109)
Net Income	185,026	9,738	194,764
Balance, December 31, 1998	(830,569)	(262,511)	(1,093,080)
Distribution to Partners	(352,763)	-0-	(352,763)
Net Income	145,734	7,670	153,404
Balance, December 31, 1999	(1,037,598)	(254,841)	(1,292,439)
Distribution to Partners	(423,316)	-0-	(423,316)
Net Income	85,094	4,479	89,573
Balance, December 31, 2000	$ (1,375,820)	$ (250,362)	$(1,626,182)






FOUNDATION REALTY FUND, LTD.

         (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,
	2000	1999	1998
Net Cash Provided by Operating Activities: Net Income (Loss)	$ 89,573	$ 153,404	$ 194,764
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities Depreciation & Amortization	611,521	603,456	591,775
Changes in Operating Assets and liabilities: (Increase) Decrease in Restricted Cash	(14,815)	(73,120)	(68,247)
(Increase) Decrease in Prepaid Expense	(181)	(5,322)	(2,225)
Increase (Decrease) in Accounts Payable	(7,923)	(1,673)	(7,670)
Increase (Decrease)in Unearned Rents	15,142	(16,933)	27,518
Increase (Decrease) in Security Deposits	6,096	8,772	(1,954)
Net Cash Provided by Operating Activities	699,413	668,584	733,961
Net Cash Flows from Investing Activities: Improvements to Apartment Properties	(68,870)	(102,982)	(82,845)
Net Cash Used in Investing Activities	(68,870)	(102,982)	(82,845)
Net Cash Flows from Financing Activities: Distributions to Partners	(423,316)	(352,763)	(482,109)
Payments of Notes Payable	(188,606)	(174,723)	(161,862)
Net Cash Used by Financing Activities	(611,922)	(527,486)	(643,971)
Increase (Decrease) in Cash	18,621	38,116	7,145
Cash at Beginning of Year	679,712	641,596	634,451
Cash at End of Year	$ 698,333	$ 679,712	$ 641,596
Supplemental Cash Flow Information: Interest Paid	$ 1,340,438	$1,354,320	$1,367,180



FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

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

Operating profits and losses are allocated 95% to the Limited Partners and

5% to the General Partners. Cash from operations will be shared 95% by the

Limited Partners and 5% by the General Partners; however, distributions to the General Partners are subordinated to certain preferred returns to the Limited Partners. The Limited Partnership Agreement states that no cash from operations shall be distributed to the General Partners in any year until Limited Partners have received distributions in such year in an amount equal to 7% of their adjusted capital contribution. Profit and loss and cash distributions from sales of properties will be allocated as formulated in the Limited Partnership Agreement.

The Limited Partnership Agreement states that cash distributions from sales will be distributed first to the General Partners until they receive 5% of aggregate distributions of cash from operations. Cash distributions from sales will be distributed second to each Limited Partner an amount equal to their adjusted capital contribution plus an amount equal to an 8% per annum, cumulative but non-compounded return. Cash distributions from sales will be distributed third to the General Partners until they have received cumulative distributions in an amount equal to 3% of the aggregate disposition price of properties sold by the Partnership. Cash distributions from sales will be distributed fourth, the balance, if any, 85% to the Limited Partners and 15% to the General Partners.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting/Revenue Recognition

The Partnership utilizes the accrual basis of accounting whereby rental revenues and other fees are recognized when earned and expenses are recognized as obligations when incurred. The Partnership does not recognize revenue upon the collection of security deposits but sets up a liability for the amount received.

Cash and Cash Equivalents

It is the Partnership's policy to include short-term investments with an original maturity of three months or less in cash and cash equivalents.

These short-term investments are comprised of money market funds and repurchase agreements. Restricted cash is not included in cash and cash equivalents.

Restricted Cash

Cash and cash equivalents include $401,199 at December 31, 2000 and

$392,480 at December 31, 1999 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and cash equivalents also include $102,515 at December 31, 2000 and $96,419 at December 31, 1999

of tenant security deposits held in escrow account.

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

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparison purposes to conform with the presentation in the current year financial statements.

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
	2000	1999	1998
Property Management Fees	$190,347	$184,729	$182,858
General and Administrative Costs	1,998	1,090	950

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $11,100 are due to the Corporate General Partner at December 31, 2000. Property management fees in the amount of $11,100 were due to the Corporate General Partner at December 31, 1999. There were no amounts due from related parties at December 31, 2000 or December 31, 1999.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:
	December 31, 2000	December 31, 1999
Land	$ 3,141,510	$ 3,141,510
Buildings	17,298,118	17,298,118
Furniture & Fixtures	2,114,164	2,045,294
Apartment Properties at Cost	22,553,792	22,484,922
Less: Accumulated Depreciation	(7,986,885)	(7,416,918)
	$ 14,566,907	$ 15,068,004

NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated

Cost Recovery System (MACRS) and the presentation of prepaid rents.

The following is a reconciliation between net income (loss) as reported and partnership income (loss) for tax purposes:
	2000	1999	1998
Net income(loss) per financial statements	$ 89,573	$ 153,404	$194,764
Tax depreciation in excess of or (less than) financial depreciation	(140,113)	(140,947)	(139,706)
Prepaid rents added to taxable income	11,680	(8,725)	53,655
Partnership income(loss) for tax purposes	$ (38,860)	$ 3,732	$ 108,713

NOTE 6 - NOTES PAYABLE:

The notes payable at December 31, 2000 and 1999 consist of the following:
	2000	1999

Oakwood Village

The first mortgage note, which has an interest rate of 7.67%, is payable in monthly installments including principal and interest of

$52,777 through October 2004. There is a balloon payment of $6,834,354 due on this loan of the remaining principal and any unpaid interest in November 2004.

	$ 7,195,785	$ 7,273,905
Springfield The first mortgage note, which has an interest rate of 7.67%, is payable in monthly installments including principal and interest of $74,644 through October 2004. There is a balloon payment of $9,666,045 due on this loan of the remaining principal and any unpaid interest in November 2004.	10,177,229	10,287,715
	$ 17,373,014	$ 17,561,620

The aggregate amount of principal payments due in the years after December 31, 2000 are:
2001	195,558
2002	218,372
2003	235,722
2004	16,723,362

$17,373,014

NOTE 7 - SUBSEQUENT EVENT:

On February 20, 2001, the Partnership paid distributions of $105,829 to the Limited Partners.

NOTE 8 - COMMITMENT AND CONTINGENCIES:

Upon sale of the Partnership's properties, the General Partners are to receive their undistributed 5% of cash from operations as a priority distribution of the sale proceeds. Cumulative undistributed General Partner distributions totaled $262,149 at December 31, 2000.

NOTE 9 Selected Quarterly Financial Data(Unaudited)
1999	Q-1-99	Q-2-99	Q-3-99	Q-4-99
Rental Income	$ 893,899	$ 891,051	$ 908,320	$ 927,828
Income from Property Operations	384,440	312,649	387,403	388,248
Net Income (Loss)	25,075	(47,152)	28,959	146,522
Net Income (Loss) Per Limited Partnership unit	2.54	(4.77)	2.93	14.80

2000	Q-1-00	Q-2-00	Q-3-00	Q-4-00
Rental Income	$ 880,875	$ 897,338	$ 934,732	$ 973,561
Income from Property Operations	358,410	308,167	332,013	383,908
Net Income (Loss)	4,241	(45,262)	(19,994)	150,588
Net Income (Loss)Per Limited Partnership Unit	.43	(4.57)	(2.02)	15.21

The significant change in each year fourth quarter net income is due to recording the independent auditor adjustments relating to reclassifying capital replacement reserve accruals.

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

Total Incurred by the Partnership for the period ended December 31,
	2000	1999	1998

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

	$ 190,347	$ 184,729	$ 182,858
Affiliates of the General Partners are reimbursed for general and administrative expenses of the partnership on an accountable basis. This expense is included in the Statement of Operations. Direct costs are paid by the Partnership.	1,998	1,090	950
The General Partners receive 5% of cash from operations subject to certain subordination agreements. In addition, the General Partners are allocated 5% of all tax items.	-0-	-0-	-0-

PART 4

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    1. Financial Statements see accompanying index to financial statements, Item 8.

2. Financial Statements Schedules Schedule III Real Estate and

Accumulated Depreciation

3. Exhibit Index

Table Number Page

1.1 Form of Soliciting Dealer Agreement *

1.2 Form of Escrow Agreement between Foundation Realty Fund, Ltd.

and Southeast Bank, NA *

2 Plan of acquisition, organization, arrangement, liquidation or succession **

3.1 The form of Partnership Agreement of the Partnership *

3.2 Articles of Incorporation of RJ Properties, Inc. *

3.2.1 By-laws of RJ Properties, Inc. *

3.3 Certificate of Limited Partnership of Foundation Realty Fund, Ltd. *

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

B. Reports filed on Form 8K None

C. Exhibits filed with this Report None

Foundation Realty Fund, Ltd.

(A Florida Limited Partnership)

Schedule III Real Estate and Accumulated Depreciation for the Years Ended

December 31, 2000, 1999 and 1998

Description	Encumbrance	Initial Cost to Partnership	Cost Capitalized Subsequent to Acquisition	Carrying Amount at Close of Period
Oakwood Village Apartments Atlanta, GA	First Mortgage note with 7.67% interest rate. Balance $7,195,785 at December 31, 2000	$9,038,120	$384,724	$9,422,844
Springfield Apartments Durham, NC	First mortgage note with 7.67% interest rate. Balance $10,177,229 at December 31, 2000	$12,767,861	$363,087	$13,130,948
TOTAL		$21,805,981	$747,811	$22,553,792

Foundation Realty Fund, Ltd.

(A Florida Limited Partnership)

Schedule III Real Estate and Accumulated Depreciation for the Years Ended

December 31, 2000, 1999 and 1998

Description	Accumulated Depreciation	Date of Purchase	Date of Construction	Depreciation Life
Oakwood Village Apartments Atlanta, GA	$3,444,558	1/22/88	1982	Building-35 years Appliances & Equipment-8 years
Springfield Apartments Durham, NC	4,542,327	9/22/88	1986	Building-35 years Appliances & Equipment-8 years
TOTAL	$7,986,885

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

SCHEDULE III Real Estate and Accumulated Depreciation

FOR THE YEARS ENDED DECEMBER 31,2000, 1999 AND 1998

	Balance at Beginning of Year	(Deletions) Additions	Balance at Close of Year
1998
Land	$3,141,510	$-0-	$3,141,510
Buildings	17,298,118	-0-	17,298,118
Equipment	1,859,467	$82,845	1,942,312

Total	$22,299,095	$82,845	$22,381,940

1999
Land	$3,141,510	$-0-	$3,141,510
Buildings	17,298,118	-0-	17,298,118
Equipment	1,942,312	102,982	2,045,294

Total	$22,381,940	$102,982	$22,484,922

2000
Land	$3,141,510	$-0-	$3,141,510
Buildings	17,298,118	-0-	17,298,118
Equipment	2,045,294	68,870	2,114,164

Total	$22,484,922	$68,870	$22,553,792

SCHEDULE III

Real Estate and Accumulated Depreciation

FOR THE YEARS ENDED DECEMBER 31,2000, 1999 AND 1998

Balance at Beginning of Year		Depreciation Expense	Balance at Close of Year
1998
Buildings	$4,734,959	$494,232	$5,229,191
Equipment	1,569,835	55,990	1,625,825

Total	$6,304,794	$550,222	$6,855,016

1999
Buildings	$5,229,191	$494,232	$5,723,423
Equipment	1,625,825	67,670	1,693,495

Total	$6,855,016	$561,902	$7,416,918

2000
Buildings	$5,723,423	$494,232	$6,217,655
Equipment	1,693,495	75,735	1,769,230

Total	$7,416,918	$569,967	$7,986,885

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,

the report has been signed by the following persons on behalf of the

Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

(Registrant)

By: RJ PROPERTIES, INC.

a General Partner

Date: March 23, 2001 By: J. Robert Love President

(Signature)

Date: March 23, 2001 By: Alan G. Lee Secretary

(Signature)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

(Registrant)

By: RJ PROPERTIES, INC.

a General Partner

Date: March 23, 2001 By: J. Robert Love President

(Signature)

Date: March 23, 2001 By: Alan G. Lee Secretary

(Signature)