Form 10-Q
period 2001-03-31
FOUNDATION REALTY FUND LTD
filed 2001-05-04
CIK 813652

<SUBMISSION>

<TYPE> 10-Q

<CIK> 0000813652

<CCC> uuvarv5@

</FILER>

<PERIOD> 03/31/01

<DOCUMENT>

<TYPE> 10-Q

<TEXT>

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001 Commission File Number 0-17717

FOUNDATION REALTY FUND, LTD.

(Exact name of Registrant as specified in its charter)

Florida 59-2802896

(State or other jurisdiction of (IRS Employer ID No.)

incorporation or organization)

1100 Abernathy Road NE Building 500 Suite 700 Atlanta, GA 30328

(Address of principal executive offices) Zip Code

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

Yes (X) No

Number of share outstanding of each of Registrant's classes of securities.

Title of Each Class	Number of units March 31, 2001
Units of Limited Partnership	9,407
Interests:	$1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE

Part IV - Registration Statement S-11, File No. 33-13849

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

INDEX TO FINANCIAL STATEMENTS

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

BALANCE SHEET

ASSETS	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)


Apartment Properties at Cost	$22,577,529	$22,553,792
Less Accumulated Depreciation	(8,124,441) 14,453,088	(7,986,885) 14,566,907
Cash and Cash Equivalents	717,926	698,333
Restricted Cash	584,976	503,714
Prepaid Expenses	42,645	8,278
Deferred Loan Cost (Net of Accumulated Amortization of $145,440 and $135,051	145,439	155,827
TOTAL ASSETS	$15,944,074	$15,933,059

LIABILITIES AND PARTNERS' EQUITY

Liabilities
Notes Payable	$17,323,566	$17,373,014
Accounts Payable	131,590	31,848
Security Deposits	102,295	102,515
Unearned Rent	52,538	51,864
TOTAL LIABILITIES	17,609,989	17,559,241
Partner Equity
Limited Partner Equity (9,407 units outstanding @ March 31, 2001 and December 31, 2000	(1,418,858)	(1,375,820)
General Partner Equity	(247,057)	(250,362)
Total Partner Equity	(1,665,915)	(1,626,182)
TOTAL LIABILITIES AND PARTNER EQUITY	$15,944,074	$15,933,059

FOUNDATION REALTY FUND, LTD.

> (A Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31

	2001	2000
Property Operations	$963,995	$880,875
Rental Income	32,207	33,899
Miscellaneous	996,202	914,774

Expenses:
Expenses
Depreciation	137,556	137,556
Payroll	109,711	98,006
Real Estate Taxes	78,654	72,159
Utilities	35,256	40,142
Repairs and Maintenance	115,260	92,042
Property Management	49,818	46,119
Landscaping	22,483	23,878
Other	45,869	34,145

Income from Property Operations	401,595	370,727
Interest Income	9,740	9,502
	411,335	380,229

Other Expenses

Amortization	10,389	10,389
Interest	332,813	336,623
General & Administrative-Affiliate	115	170
Other General & Administrative	1,922	1,758
	345,239	348,940

Net Income (Loss)	$66,096	$31,289

Allocation of Net Income (Loss) -
Limited Partners	$62,791	$29,725
General Partners	$3,305	$1,564
	$66,096	$31,289

Net Income (Loss) Per
Limited Partnership Unit	$6.67	$3.16
Number of Limited Partnership Units	9,407	9,407

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF PARTNERS' EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED 3-31-2001 AND 2000
Limited Partners Equity		General Partners Equity	Total Partners Equity
Balance, December 31, 1999	$(1,037,598)	$(254,841)	$(1,292,439)
Distribution to Partners	(105,829)	0	(105,829)
Net Loss	29,725	1,564	31,289
Balance, March 31, 2000	$(1,113,702)	$(253,277)	$(1,366,979)
Balance December 31, 2000	$(1,375,820)	$(250,362)	$(1,626,182)
Distribution to Partners	(105,829)	0	(105,829)
Net Income	62,791	3,305	66,096
Balance, March 31, 2001	$(1,418,858)	$(247,057)	$(1,665,915)

FOUNDATION REALTY FUND, LTD.

< (A Florida Limited Partnership)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(Unaudited)



2001	2000

Net Cash Provided By Operating

Activities:

Net Income (Loss)	$66,096	$31,289
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Depreciation	137,556	137,556
Amortization	10,389	10,389
Changes in Operating Assets and Liabilities:
(Increase) in Prepaids	(34,367)	(26,714)
(Increase) in Accounts Payable	99,742	96,846
(Increase) in Security Deposits	(220)	3,910
(Increase) in Unearned Rents	653	(8,212)
(Increase) in Restricted cash	(81,262)	0
Net Cash Provided by Operating Activities:	198,587	245,064
Cash Flows from Investing Activities:
Improvements to Apartment Properties	(23,717)	(17,828)
Net Cash used in Investing Activities:	(23,717)	(17,828)
Cash Flows from Financing Activities:
Payments from Notes Payable	(49,448)	(45,638)
Distributions to Partners	(105,829)	(105,829)
Net Cash used by Financing Activities:	(155,277)	(151,467)
Increase (Decrease) in Cash	19,593	75,769
Cash and Cash Equivalents at Beginning of Period	698,333	1,168,611
Cash and Cash Equivalents at End of Period	$717,926	$1,244,380
Supplemental Cash Flow Information
Interest Paid	$332,813	$336,623

FOUNDATION REALTY FUND LTD

A Florida Limited Partnership

NOTES TO FINANCIAL STATEMENTS Unaudited

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

Agreement.

The Limited Partnership Agreement states that cash distribution from sales will be distributed first to the General Partners until they receive 5% of aggregate distributions of cash from operations. Cash distributions from sales will be distributed second to each Limited Partner an equal amount to their adjusted capital contribution plus an amount equal to an 8% per annum, cumulative but non-compounded return. Cash distributions from sales will be distributed third to the General Partners until they have received cumulative distributions in an amount equal to 3% of the aggregate disposition price of properties sold by the Partnership. Cash distributions from sales will be distributed fourth, the balance if any, 85% to the Limited

Partners and 15% to the General Partners.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting/Revenue Recognition

The Partnership utilizes the accrual basis of accounting whereby revenues and other fees are recognized when earned and expenses are recognized as obligations are incurred. The Partnership does not recognize revenue upon the collection of security deposits but sets up a liability for the amount received.

Cash and Cash Equivalents

It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash

Equivalents. These short-term investments are comprised of money market funds, and repurchase agreements.

Restricted Cash

Cash and Cash Equivalents include $482,681 at March 31, 2001 and

$401,199 at December 31, 2000 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and Cash

Equivalents also include $102,295 at March 31, 2001 and $102,515 at

December 31, 2000 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL

PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March

31, 2001.
Property Management Fees	$49,818
General and Administrative Costs	115

The terms of the property management agreement call for the Corporate General

Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $11,100 are due to the Corporate

General Partner at March 31, 2001. Property management fees in the amount of $11,100 were due to the Corporate General Partner at December 31, 2000.

There were no amounts due from related parties at March 31, 2001 or

December 31, 2000.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:
March 31, 2001	December 31, 2000
Land	$3,141,510	$3,141,510
Buildings	17,298,118	17,298,118
Furniture & Fixtures	2,137,901	2,114,164
Apartment Properties, at Cost	22,577,529	22,553,792
Less: Accumulated Depreciation	(8,124,441)	(7,986,885)
	$(14,453,088)	$14,566,907

NOTE 5 - NOTES PAYABLE

The notes payable are secured by the apartment properties.

NOTE 6 - BASIS OF PREPARATION:

The unaudited financial statements presented herein have been pre-

pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December

31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-

ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

NOTE 7 - SUBSEQUENT EVENT:

On May 1, 2001, the Partnership paid distributions of $105,829 to the Limited Partners and $-0- to the General Partners.

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

Management Discussion and Analysis of Financial Condition and

Results of Operations

Rental income for the three months ended March 31, 2001 was

$963,995 as compared to $880,875 for the comparable period ended

March 31, 2000. Income from property operations for the three months ended March 31, 2001 was $401,595 as compared to $370,727 for the comparable period ended March 31, 2000. The increase in rental income was a result of higher occupancy levels at the Oakwood Village

Apartments in Atlanta, Georgia and the Springfield Apartments in

Durham, North Carolina. Property operating expenses increased $50,560 from the first quarter of 2000 to the first quarter of 2001. Payroll expense increased $11,705 consisting primarily of incentive compensation awards for the property personnel for obtaining net operating income objectives. Property taxes increased $6,495 reflecting anticipated tax mileage rate increases by the counties which the properties are located

in. The other expense category increased $11,724 caused primarily as a result of higher property and liability insurance premiums related to property insurance coverage at both property locations. Finally, repair and maintenance expenses increased $23,218. This increase is primarily attributed to spending $24,559 for painting and wood replacement at the Springfield Apartments in Durham North Carolina.

Interest expense decreased from $336,623 for the three months ended

March 31, 2000 to $332,813 for the three months ended March 31, 2001.

This decrease in interest expense is a result of a refinancing of the original debt to new loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a

traditional amortizing loan.

Net income for the three months ended 3-31-2000 was $31,289 or

$3.16 per Limited Partnership Unit outstanding as compared to income of $66,096 or $6.67 per Limited Partnership Unit for the comparable period ended March 31, 2001. The $34,807 increase in net income was primarily a result of an increase in property operating expenses of $50,560 as described above offset by increased rental income of $83,120.

Year 2000 Disclosure

The partnership operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards the Y2K preparations and these amounts were expensed due to immateriality.

Liquidity and Capital Resources

In the opinion of management, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitments of the Partnership are the mortgages payable which have balloon payments due November 2004. Management plans to meet these commitments through a property sale or through approaching lenders to refinance the Partnership mortgages. We are currently in the process of marketing both properties for sale. If offers at acceptable prices are received, it is probable that we may sell one or both of the properties. Capital expenditures for any material commitments should they occur, will be funded from two-sources-working capital reserves and proceeds or cash flow earned from property operations.

Cash provided by operating activities decreased by $46,477 for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000. The change resulted primarily from a

$81,262 increase in restricted cash being held by the property lenders for future capital replacement items to be addressed at the properties offset by an increase in net operating income of $34,807.

Cash used by investing activities totaled $23,717 at March 31, 2001 as compared to $17,828 at March 31, 2000. The $5,889 increase for the three month period ended March 31, 2001 is attributable to the purchase of a golf cart for $3,793 at the Oakwood Village Apartments and $4,620 in roof repairs at the same community.

Cash used by financing activities increased by $3,810 from the three month period ended March 31, 2000 when compared to the three month period ended March 31, 2001. The increase is solely attributed to the increase in principal payments on the partnership debt. The monthly debt service commitments total $52,777 for Oakwood Village and $74,644 for Springfield. The debt service is adequately funded from Partnership operations.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,

the report has been signed by the following persons on behalf of the

Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.

A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner

5/10/01 J. Robert Love - President

Date (Signature)

5/10/01 Alan G. Lee - Assistant Secretary

Date (Signature)