Form 10-Q
period 2001-06-30
FOUNDATION REALTY FUND LTD
filed 2001-08-10
CIK 813652

<SUBMISSION>

<TYPE> 10-Q

<DOCUMENT-COUNT> 2

<SROS> NONE

<FILER>

<CIK> 0000813652

<CCC> uuvarv5@

</FILER>

<PERIOD> 06/30/01

<DOCUMENT>

<TYPE> 10-Q

<TEXT>

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001 Commission File Number 0-17717

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

Yes (X) No

Number of share outstanding of each of Registrant's classes of securities.

Title of Each Class	Number of units June 30, 2001
Units of Limited Partnership	9,407
Interests:	$1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE

Part IV - Registration Statement S-11, File No. 33-13849

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

INDEX TO FINANCIAL STATEMENTS

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

BALANCE SHEET

ASSETS	June 30,2001 (Unaudited)	December 31, 2000 (Audited)


Apartment Properties at Cost	$22,595,359	$22,553,792
Less Accumulated Depreciation	(8,261,997) 14,333,362	(7,986,885) 14,566,907
Cash and Cash Equivalents	568,132	698,333
Restricted Cash	636,535	503,714
Prepaid Expenses	26,217	8,278
Deferred Loan Cost (Net of Accumulated Amortization of $155,829 and $135,051	135,050	155,827
TOTAL ASSETS	$15,699,296	$15,933,059

LIABILITIES AND PARTNERS' EQUITY

Liabilities
Notes Payable	$17,273,323	$17,373,014
Accounts Payable	212,928	31,848
Security Deposits	106,692	102,515
Unearned Rent	55,689	51,864
TOTAL LIABILITIES	17,648,632	17,559,241

Partner´s Equity
Limited Partner´s Equity (9,407 units outstanding @ June 30,2001 and December 31, 2000	(1,693,399)	(1,375,820)
General Partner´s Equity	(255,937)	(250,362)
Total Partner´s Equity	(1,949,336)	(1,626,182)
TOTAL LIABILITIES AND PARTNER´S EQUITY	$15,699,296	$15,933,059

FOUNDATION REALTY FUND, LTD.

> (A Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30

Property Operations:	2001	2000
Rental Income	$1,898,029	$1,778,213
Miscellaneous	73,343	77,935
	1,971,372	1,856,148

Expenses
Depreciation	275,112	275,112
Payroll	222,771	201,108
Real Estate Taxes	157,308	144,018
Utilities	79,233	76,756
Repairs and Maintenance	361,571	237,666
Property Management	99,757	92,649
Landscaping	43,910	47,276
Other	69,715	87,060

Income from Property Operations	661,995	694,503
Interest Income	14,708	18,863
	676,703	713,366

Other Expenses

Amortization	20,777	20,777
Interest	664,830	672,365
General & Administrative-Affiliate	1,030	700
Other General & Administrative	101,562	6,449
	788,199	700,291

Net Income (Loss)	$(111,496)	$13,075

Allocation of Net Income (Loss) -
Limited Partners´	$(105,921)	$12,421
General Partners	$(5,575)	$654
	$(111,496)	$13,075

Net Income (Loss) Per
Limited Partnership Unit	($11.26)	$1.32
Number of Limited Partnership Units	9,407	9,407

FOUNDATION REALTY FUND, LTD.

> (A Florida Limited Partnership)

STATEMENT OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30

Property Operations:	2001	2000
Rental Income	$934,034	$897,338
Miscellaneous	41,136	44,036
	975,170	941,374

Expenses
Depreciation	137,556	137,556
Payroll	113,060	103,102
Real Estate Taxes	78,654	71,859
Utilities	43,977	36,614
Repairs and Maintenance	246,311	145,624
Property Management	49,939	46,530
Landscaping	21,427	23,398
Other	23,846	52,915

Income from Property Operations	260,400	323,766
Interest Income	4,968	9,361
	265,368	333,137

Other Expenses

Amortization	10,388	10,388
Interest	332,017	335,742
General & Administrative-Affiliate	915	530
Other General & Administrative	99,640	4,691
	442,960	351,351

Net Income (Loss)	$(177,592)	$(18,214)

Allocation of Net Income (Loss) -
Limited Partners	$(168,712)	$(17,303)
General Partners	$(8,880)	$(911)
	$(177,592)	$(18,214)

Net Income (Loss) Per
Limited Partnership Unit	$(17.93)	$(1.84)
Number of Limited Partnership Units	9,407	9,407

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

STATEMENT OF PARTNERS' EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000

Limited Partners´ Equity	General Partners´ Equity	Total Partners´ Equity

Balance, December 31, 1999	$(1,037,598)	$(254,841)	$(1,292,439)
Distribution to Partners	(211,658)	0	(211,658)
Net Income (Loss)	12,421	654	13,075
Balance, June 30, 2000	$(1,236,835)	$(254,187)	$(1,491,022)

Balance December 31, 2000	$(1,375,820)	$(250,362)	$(1,626,182)
Distribution to Partners	(211,658)	0	(211,658)
Net Income (Loss)	(105,921)	(5,575)	(111,496)
Balance, June 30, 2001	$(1,693,399)	$(255,937)	$(1,949,336)

FOUNDATION REALTY FUND, LTD.

< (A Florida Limited Partnership)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000

(Unaudited)



2001	2000

Net Cash Provided By Operating

Activities:

Net Income (Loss)	$(111,496)	$13,075
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Depreciation	275,112	275,112
Amortization	20,777	20,777
Changes in Operating Assets and Liabilities:
(Increase) in Prepaids	(17,939)	(14,839)
Increase in Accounts Payable	181,080	152,097
Increase in Security Deposits	4,177	1,598
Increase (Decrease) in Unearned Rents	3,825	(9,077)
(Increase) in Restricted cash	(132,821)	0
Net Cash Provided by Operating Activities:	222,715	438,743
Cash Flows from Investing Activities:
Improvements to Apartment Properties	(41,567)	(30,989)
Net Cash used in Investing Activities:	(41,567)	(30,989)
Cash Flows from Financing Activities:
Payments from Notes Payable	(99,691)	(92,156)
Distributions to Partners	(211,658)	(211,658)
Net Cash used by Financing Activities:	(311,349)	(303,814)
Increase (Decrease) in Cash	(130,201)	103,940
Cash and Cash Equivalents at Beginning of Period	698,333	1,168,611
Cash and Cash Equivalents at End of Period	$568,132	$1,272,551
Supplemental Cash Flow Information:
Interest Paid	$664,830	$672,365

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

Restricted Cash

Cash and Cash Equivalents include $636,535 at June 30, 2001 and

$503,714 at December 31, 2000 of cash held in escrow for the payment of real estate taxes and capital replacement items. Cash and Cash

Equivalents also include $106,692 at June 30, 2001 and $102,515 at

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL

PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30,

2001.
Property Management Fees	$99,757
General and Administrative Costs	1,030

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $11,100 are due to the Corporate General Partner at June 30, 2001. Property management fees in the amount of $11,100 were due to the Corporate General Partner at December 31, 2000. There were no amounts due from related parties at June 30, 2001 or December 31, 2000.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:
June 30, 2001	December 31, 2000
Land	$3,141,510	$3,141,510
Buildings	17,298,118	17,298,118
Furniture & Fixtures	2,155,731	2,114,164
Apartment Properties, at Cost	22,595,359	22,553,792
Less: Accumulated Depreciation	(8,261,997)	(7,986,885)
	$14,333,362	$14,566,907

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

NOTE 7 - SUBSEQUENT EVENT:

On August 6, 2001, the Partnership paid distributions of $105,829 to the Limited Partners and $-0- to the General Partners.

FOUNDATION REALTY FUND, LTD.

(A Florida Limited Partnership)

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Rental income for the six months ended June 30, 2001 was

$1,898,029 as compared to $1,778,213 for the comparable period ended

June 30, 2000. Rental income for the three-month period ended June 30,

2001 was $934,034 as compared to $897,338 for the three-month period ended

June 30, 2000. Income from property operations for the six months ended June 30, 2001 was $661,995 as compared to $694,503 for the comparable period ended June 30, 2000. The increase in rental income was a result of higher occupancy levels at the Oakwood Village

Apartments in Atlanta, Georgia and the Springfield Apartments in Durham, North Carolina. Property operating expenses increased $147,732 from the first six months of 2000 to the first six months of 2001. Payroll expense increased $21,663 consisting primarily of incentive compensation awards for the property personnel for obtaining net operating income objectives and overtime paid to maintenance personnel at the Springfield Apartments when extra work was necessary to fix some property plumbing problems. Property taxes increased $13,290 reflecting anticipated tax mileage rate increases by the counties which the properties are located in. Finally, repair and maintenance expenses increased $123,905. This increase is primarily attributed to spending $110,225 for painting and wood replacement at the Springfield Apartments in Durham, North Carolina.

Income from property operations for the three-month period ended June 30, 2001 was $260,400 as compared to $323,776 for the three-month period ended June 30, 2000. The $63,376 decrease is caused primarily by a $97,172 increase in rental expenses for the three-month period offset by a $36,696 increase in rental income for the same period. The $97,172 increase in rental expense for the three-month period was caused by a $6,795 increase in property tax expense reflecting the aforementioned anticipated tax rate increases and a $85,666 increase attributed to the painting and wood replacement at the Springfield Apartments.

Interest expense decreased from $672,365 for the six months ended

June 30, 2000 to $664,830 for the six months ended June 30, 2001. Interest expense decreased by $3,725 for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000. The decrease in interest expense for both three and six month periods is a result of a refinancing of the original debt to new loans with a lower interest rate and a replacement of the Oakwood Village First Purchase Money Mortgage with a traditional amortizing loan.

The net loss for the six months ended June 30, 2001 was $111,496 or

$11.26 per Limited Partnership Unit outstanding as compared to income of $13,075 or $1.32 per Limited Partnership Unit for the comparable period ended June 30, 2000. The $124,571 decrease was primarily a result of an increase in property operating expenses of $147,732 as described above and approximately $100,000 in proxy costs related to the recent proxy solicitation offset by increased rental income of $119,816.

The net loss for the three-month period ended June 30, 2001 was $177,592 or $17.93 per Limited Partnership Unit outstanding as compared to a net loss of $18,214 or $1.84 per Limited Partnership Unit outstanding. The $159,378 increase in net loss is primarily a result of the $97,172 increase in rental expenses for the three-month period ended June 30, 2001 as described above coupled with approximately $100,000 in proxy costs related to the recent proxy solicitation. These two expense increases are offset by the $36,696 increase in rental income earned during the three-month period ended June 30, 2001.

Year 2000 Disclosure

The partnership's operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards the Y2K preparations and these amounts were expensed due to immateriality.

Liquidity and Capital Resources

In management´s opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitments of the Partnership are the mortgages payable which have balloon payments due November 2004. Management plans to meet these commitments through a property sale or through approaching lenders to refinance the Partnership mortgages. We are currently in the process of marketing both properties for sale. If offers at acceptable prices are received, it is probable that we may sell one or both of the properties. Capital expenditures for any material commitments, should they occur, will be funded from two-sources-working capital reserves and proceeds or cash flow earned from property operations.

Cash provided by operating activities decreased by $216,028 for the six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000. The change resulted primarily from a

$132,821 increase in restricted cash being held by the properties ´ lenders for future capital replacement items to be addressed at the properties. In addition, the net loss increased by $70,475. The increased net loss resulted from higher property operating expenses of $147,732 coupled with the proxy costs of approximately $100,000 offset by $119,816 increase in rental income.

Cash used by investing activities totaled $41,567 at June 30, 2001 as compared to $30,989 at June 30, 2000. The $10,578 increase for the six month period ended June 30, 2001 is attributable to the purchase of a golf cart for $3,793 at the Oakwood Village Apartments and $4,620 in roof repairs at the same community. In addition, $5,570 was spent at the Springfield Apartments to repair sidewalks and roadway curbing.

Cash used by financing activities increased by $7,535 from the six month period ended June 30, 2000 when compared to the six month period ended June 30, 2001. The increase is solely attributed to the increase in principal payments on the partnership debt.

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

FOUNDATION REALTY FUND, LTD.

A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner

8/10/01 J. Robert Love - President

Date (Signature)

8/10/01 Alan G. Lee - Assistant Secretary

Date (Signature)