Form 10-Q
period 2001-09-30
FOUNDATION REALTY FUND LTD
filed 2001-11-07
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 2001           Commission File Number  0-17717


                           FOUNDATION REALTY FUND, LTD
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


             Florida                                            59-2802896
             -------                                            ----------
  (State or other jurisdiction of                          (IRS Employer ID No.)
  incorporation or organization)


        1100 Abernathy Road NE,
  Building 500, Suite 700, Atlanta, GA                                   30328
  ------------------------------------                                   -----
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


  Title of Each Class                       Number of Units September 30, 2001

  Units of Limited Partnership              9,407

  Interest:                                 $1,000 per unit


  DOCUMENT INCORPORATION BY REFERENCE
  Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)




                          INDEX TO FINANCIAL STATEMENTS



  Part I - Financial Information
                                                                     Page No.

  Balance Sheets as of September 30, 2001 and December 31, 2000          3


  Statements of Operations -
  For the Nine Months Ended September 30, 2001 and 2000                  4

  Statement of Operations -
  For the Three Months Ended September 30, 2001 and 2000                 5

  Statements of Partners' Equity -
  For the Nine Months Ended September 30, 2001 and 2000                  6

  Statements of Cash Flows -
  For the Nine Months Ended September 30, 2001 and 2000                  7

  Notes to Financial Statements                                       8-10

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                11-12

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                  BALANCE SHEET

                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------
                                              (Unaudited)           Audited
 ASSETS
 Apartment Properties, at Cost              $ 22,613,852         $ 22,553,792
  Less - Accumulated Depreciation              (8,399,553)          (7,986,885)
                                             ------------         ------------
                                               14,214,299           14,566,907

  Cash and Cash Equivalents                       577,320              698,333
  Restricted Cash                                 662,392              503,714
  Prepaid Expenses                                 24,995                8,278
  Deferred Loan Cost (Net of Accumulated
   Amortization of $166,217 and $135,051)         124,662              155,827
                                             ------------         ------------

  TOTAL ASSETS                               $ 15,603,668         $ 15,933,059
                                             ============         ============

LIABILITIES AND PARTNERS' EQUITY

  Liabilities:

  Notes Payable                              $ 17,222,211         $ 17,373,014
  Accounts Payable                                283,723               31,848
  Security Deposits                               105,995              102,515
  Unearned Rents                                   39,409               51,864
                                             ------------         ------------
  TOTAL LIABILITIES                            17,651,338           17,559,241
                                             ------------         ------------

  Partner's Equity
  Limited Partners' Equity (9,407 units
  outstanding @ September 30, 2001 and
  December 31, 2000)                           (1,792,108)           1,375,820)

  General Partner's Equity                       (255,562)            (250,362)
                                             ------------         ------------

  TOTAL PARTNERS' EQUITY                       (2,047,670)          (1,626,182)
                                             ------------         ------------

  TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 15,603,668         $ 15,933,059
                                             ============         ============

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                               2001               2000
                                               ----               ----
 Property Operations :
 Rental Income                            $ 2,838,252         $ 2,712,945
  Miscellaneous                               116,598             108,626
                                          -----------         -----------
                                            2,954,850           2,821,571
  Expenses:
  Depreciation                                412,668             412,668
  Payroll                                     342,410             328,109
  Real Estate Taxes                           235,962             216,027
  Utilities                                   126,738             157,002
  Repairs & Maintenance                       455,535             349,466
  Management - General Partner                148,336             139,816
  Insurance                                    38,523              34,594
  Landscaping                                  62,397              62,623
  Other                                       117,017              82,550
                                          -----------         -----------
                                            1,939,586           1,782,855

  Income from Property Operations           1,015,264           1,038,716
  Interest Income                              21,380              28,749
                                          -----------         -----------
                                            1,036,644           1,067,465

  Other Expenses:
  Interest                                    996,599           1,007,210
  Amortization                                 31,166              31,166
  General & Administrative - Affiliate          1,030               1,988
  Other General & Administrative              111,851               6,972
                                          -----------         -----------
                                            1,140,646           1,047,336
                                          -----------         -----------

  Net Income (Loss)                       ($  104,002)        $    20,129
                                          ===========         ===========

  Allocation of Net Income (Loss) -
  Limited Partners                        ($   98,802)        $    19,123
  General Partners                             (5,200)              1,006
                                          -----------         -----------
                                          ($  104,002)        $    20,129
                                          ===========         ===========
  Net Income (Loss) Per
    Limited Partnership Unit              ($    10.50)        $      2.03

  Number of Limited Partnership Units           9,407               9,407

                          FOUNDATION REALTY FUND, LTD.
                         (a Florida Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED September 30

                                                         2001            2000
                                                         ----            ----
Property Operations:
 Rental Income                                        $ 940,223       $ 934,732
 Miscellaneous                                           43,255          30,691
                                                      ---------       ---------
                                                        983,478         965,423
Expenses:
 Depreciation                                           137,556         137,556
 Payroll                                                119,639         127,001
 Real Estate Taxes                                       78,654          72,009
 Utilities                                               47,505          80,246
 Repairs and Maintenance                                 93,964         111,800
 Property Management - General Partner                   48,579          47,167
 Insurance                                               12,841          11,900
 Landscaping                                             18,487          15,347
 Other                                                   72,984          18,184
                                                      ---------       ---------
                                                        630,209         621,210

Income from Property Operations                         353,269         344,213
Interest Income                                           6,672           9,886
                                                      ---------       ---------
                                                        359,941         354,099

Other Expenses:
 Interest                                               331,769         334,845
 Amortization                                            10,389          10,389
 General and Administrative -Affiliate                        0           1,288
 Other General and Administrative                        10,289          27,048
                                                      ---------       ---------
                                                        352,447         373,570

Net Income (Loss)                                     $   7,494       ($ 19,471)
                                                      =========       =========

Allocation of Net Income (Loss)-
 Limited Partners                                     $   7,119       ($ 18,497)
 General Partners                                           375            (974)
                                                      ---------       ---------
                                                      $   7,494       ($ 19,471)


Net Income (Loss) Per
 Limited Partnership Unit                             $     .76       ($   1.97)

Number of Limited Partnership Units                       9,407           9,407

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                       Limited         General         Total
                                      Partners'       Partners'       Partners'
                                       Equity          Equity         Equity
                                       ------          ------         ------

Balance, December 31, 1999          $(1,037,598)    $  (254,841)    $(1,292,439)

Distribution to Partners               (317,487)              0        (317,487)

Net Income (Loss)                        19,123           1,006          20,129
                                    -----------     -----------     -----------

Balance, September 30, 2000         $(1,335,962)    $  (253,835)    $(1,589,797)
                                    ===========     ===========     ===========


Balance, December 31, 2000          $(1,375,820)    $  (250,362)    $(1,626,182)

Distribution to Partners               (317,486)              0        (317,486)

Net Income (Loss)                       (98,802)         (5,200)       (104,002)
                                    -----------     -----------     -----------

Balance, September 30, 2001         $(1,792,108)    $  (255,562)    $(2,047,670)
                                    ===========     ===========     ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                          2001           2000
                                                          ----           ----
Net Cash Provided by Operating Activities:
Net Income (Loss)                                    $  (104,002)   $    20,129
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Depreciation:                                            412,668        412,668
Amortization                                              31,166         31,166
Changes in Operating Assets and Liabilities:
(Increase) in Prepaids                                   (16,717)       (15,840)
Increase in Accounts Payable                             251,875        228,912
Increase (Decrease) in Security Deposits                   3,480          3,906
Increase (Decrease) in Unearned Rents                    (12,455)       (21,703)
(Increase) in Restricted Cash                           (158,678)             0
                                                     -----------    -----------

Net Cash Provided by Operating Activities                407,337        659,238
                                                     -----------    -----------

Cash Flows from Investing Activities:
Improvements to Apartment Properties                     (60,061)       (57,683)
                                                     -----------    -----------

Net Cash Used in Investing Activities                    (60,061)       (57,683)
                                                     -----------    -----------

Cash Flow from Financing Activities
Payments from Notes Payable                             (150,803)      (139,573)
Distributions to Partners                               (317,486)      (317,487)
                                                     -----------    -----------

Net Cash used by Financing Activities                   (468,289)      (457,060)
                                                     -----------    -----------

Increase (Decrease) in Cash                             (121,013)       144,495
Cash and Cash Equivalents at Beginning of period         698,333      1,168,611
                                                     -----------    -----------
Cash and Cash Equivalents at End of period           $   577,320    $ 1,313,106
                                                     ===========    ===========

Supplemental Cash Flow Information:
Interest Paid                                        $   996,599    $ 1,007,210

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

  Restricted Cash

  Cash and Cash Equivalents include $556,397 at September 30, 2001 and $401,199 at December 31, 2000 of cash held in escrow for the payment of real estate taxes. Cash and Cash Equivalents also include $105,995 at September 30, 2001 and $102,515 at December 31, 2000 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
  AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 2001.

  Property Management Fees                 $ 148,336
  General and Administrative Costs             1,030

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                       September 30,        December 31
                                           2001                2000
                                           ----                ----
  Land                                  $3,141,510          $3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   2,174,224           2,114,164
                                         ---------           ---------
  Apartment Properties, at Cost         22,613,852          22,553,792
  Less: Accumulated Depreciation        (8,399,553)         (7,986,885)
                                        -----------         -----------
                                       $14,214,299         $14,566,907

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about October 31, 2001, the Partnership will pay distributions of $105,829 to the Limited Partners.

  NOTE 8 - OTHER MATTERS

  In June 2001, the Limited Partners of the Partnership voted for a plan of liquidation and dissolution that authorizes the Managing General Partner of the Partnership to sell all of the assets of the Partnership and effectuate the orderly liquidation and winding-up of the business of the Partnership. Marketing materials and property brochures have been made to begin the liquidation process. No offers have been received yet for the properties.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  Rental income for the nine months ended September 30, 2001 was $2,838,252 as compared to $2,712,945 for the comparable period ended September 30, 2000. Income from property operations for the nine months ended September 30, 2001 was $1,015,264 as compared to $1,038,716 for the comparable period ended September 30, 2000. The decrease in income from property operations was a result of higher repair and maintenance costs primarily of the Springfield Apartments. In 2001, the Springfield Apartments were painted and had some wood replacement at a cost of $110,000. Approximately $40,000 was spent for roof repairs and replacements. We are expecting a property tax increase for the Oakwood Village Apartments and have increased our tax accrual by $17,487. These expense increases are offset by higher rental and other income levels achieved at both properties.

  Rental income for the three months ended September 30, 2001 was $983,478 as compared to $965,423 for the comparable period ended September 30, 2000. Income from property operations also remained stable and totaled $359,941 for the three months ended September 30, 2001 verse $354,099 for the three months ended September 30, 2000.

  Interest expense decreased from $1,007,210 for the nine months ended September 30, 2000 to $996,599 for the nine months ended September 30, 2001. Other general and administrative costs increased $104,879 from September 30, 2000 to September 30, 2001. This increase is solely attributable to the costs incurred as a result of the recent proxy and consent sent to all limited partners and filed with the Securities and Exchange Commission.

  Net loss for the nine months ended September 30, 2001 was $104,002 or $10.50 per Limited Partnership Unit outstanding as compared to a net income of $20,129 or $2.03 per Limited Partnership Unit for the comparable period ended September 30, 2000.

  The $124,131 swing is attributable to the repair and maintenance, property tax and proxy expense increases mentioned above offset by $133,279 in increased income from property operations.

  A net income of $7,494 occurred for the three months ended September 30, 2001 verse a net loss of $19,471 for the three months ended September 30, 2000. This change was a result of higher income from property operations offset by a small increase other general and administrative expenses.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities decreased by $251,901 for the nine month period ended September 30, 2001 as compared to the nine month period ended September 30, 2000. The change resulted primarily from a $124,131 decrease in net income caused by higher operating expenses in the repair and maintenance, property tax and proxy expense areas coupled with a $158,678 increase in the restricted cash balance.

  Cash used by investing activities totaled $60,061 at September 30, 2001 as compared to $57,683 at September 30, 2000. The primary expenditure for both years is carpet and appliance replacement.

  Cash used by financing activities increased by $11,229 from the nine month period ended September 30, 2001 when compared to the nine month period ended September 30, 2000. The increase is attributed to the increase in principal payments on the partnership's notes payable.

  ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  a)  Exhibits - NONE

  b)  Reports on Form 8-K - NONE

                                   SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   11/06/01                 J. Robert Love
   --------                 ------------------------------
    Date                    President



   11/06/01                 Alan G. Lee
   --------                 --------------------------
    Date                    Secretary