Form 10-K
period 2001-12-31
FOUNDATION REALTY FUND LTD
filed 2002-03-21
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Year Ended December 31, 2001 Commission File Number 0-17717


                          FOUNDATION REALTY FUND, LTD.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


           Florida                                             59-2802896
           -------                                             ----------
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


        1100 Abernathy Road NE,
  Building 500, Suite 700 Atlanta, GA                                    30328
  -----------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code - (770) 551-0007

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference by Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

Number of share outstanding of each of Registrant's classes of securities.


 Title of Each Class                           Number of Units December 31, 2001
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

Item 2.  Properties

As of December 31, 2001, the Partnership owned the properties listed below:


                                   Purchase       Current
 Property Name and Location        Date           Cost
 --------------------------        --------       -------
 Oakwood Village Apartments        1/22/88        $ 9,466,117
 Atlanta, Georgia

 Springfield Apartments            9/22/88        $13,164,984
 Durham, North Carolina


                                        December 31, 2001     December 31, 2000
                                        -----------------     -----------------
  Land                                     $ 3,141,510           $ 3,141,510
  Buildings                                 17,298,118            17,298,118
  Furniture & Fixtures                       2,191,473             2,114,164

  Apartment Properties, at Cost             22,631,101            22,553,792
  Less: Accumulated Depreciation            -8,559,129            -7,986,885
                                           $14,071,972           $14,566,907


Item 3.  Legal Proceedings

The Registrant is not a party to material pending legal proceedings.

Item 4.  Submission of Matters to Vote of Security Holders

A solicitation of proxy was made to the security holders during 2001. The subject matter the proxy dealt with was the corporate general partner seeking approval from the limited partners to sell the assets owned by the partnership and approval to windup partnership operations. A majority of the limited partners voted to approve the sale of the partnership assets and windup the partnership operations.



                                  PART II

Item 5.  Market for the Registrant's Securities and Related Security
           Holder Matters

  (A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

  (B)  Approximate Number of Equity Security Holders:


                                                    Number of Record Holders
Title of Class                                       as of December 31, 2001
--------------                                      ------------------------

Units of Limited Partnership Interest                                    731
General Partner Interest                                                   2



Item 6.  Selected Financial Data

                               2001                 2000                 1999                 1998                   1997
                               ----                 ----                 ----                 ----                   ----
Total Revenues             $ 3,951,773          $ 3,876,716          $ 3,753,624          $ 3,681,292               $3,653,810
Net Income
(Loss)                         (38,218)               89,573              153,404              194,764                (296,253)

Total Assets                15,255,678           15,933,059           16,442,093           16,826,009               17,257,323

Notes Payable               17,169,423           17,373,014           17,561,620           17,736,343               17,898,206

Distributions                  $ 45.00              $ 45.00              $ 37.50              $ 51.25                  $ 67.50
to Limited
Partners Per
Partnership
 Unit**

Income (Loss)                   $(3.86)               $ 9.05              $ 15.49              $ 19.67                $ (29.92)
Per $1,000
Limited
Partners
Unit
Outstanding

Occupancy %                      93.5%                94.6%                93.8%                93.1%                    94.7%

Revenue per                     $ 9.50               $ 9.32               $ 9.03               $ 8.85                   $ 8.78
 Sq. Ft.

** For an investor admitted in January, 1988. None of the distribution to Limited Partners represents a return of capital.

The above selected financial data should be read in conjunction with the financial statement's related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rental income for the twelve months ended December 31, 2001 was $3,771,408 as compared to $3,686,506 and $3,621,098 for the comparable periods ended December 31, 2000 and December 31, 1999, respectively. Income from property operations for the twelve months ended December 31, 2001 was $1,257,891 as compared to $1,382,498 and $1,472,740 for the comparable periods ended December 31, 2000 and December 31, 1999.

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

The $124,607 decrease in income from property operations in 2001 was also a result of several factors. During 2001 the partnership incurred approximately $110,000 in expenses in connection with the Proxy Solicitation discussed in Part
I. Item 4. above. The expenses included professional services for legal, property appraisals and accounting, printing and mailing fee expenses and filing fees paid to the Securities and Exchange Commission. The remaining factors attributed to the decrease in income from property operations is an increase of $115,138 in operating expenses offset by an increase in rental and related income of $92,835.

The $115,138 increase in operating expenses was caused by the wood replacement and repainting of the Springfield Apartments for $100,225 in 2001 and an increase of $10,659 in advertising related costs offset by a $7,465 reduction in utility expense at both properties and $3,020 reduction in landscaping expenses at both properties.

Net income for the twelve months ended December 31, 2000 was $85,094 or $9.05 per Limited Partnership Unit outstanding as compared to a net loss of $36,307 or $3.86 per Limited Partnership Unit for the comparable period ended December 31, 2001. The primary source of funds in 2002 will accumulate from rental operations and investment earnings.

Cash distributions of $423,316, $423,316 and $352,763 were paid to limited partners in 2001, 2000, and 1999 respectively. The distribution of cash to limited partners was $129,346 lower in 1999 compared to 1998. The lower 1999 distribution is a result of the partnership setting aside $107,875 of operating funds for planned capital expenditures in 2000. The higher distribution in 2000 of $70,553 reflects the prior year set aside of $107,875 offset primarily by a $35,537 decrease in property cash flow.


Year 2000 Disclosure

The partnership's operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards Y2K preparations and these amounts were expensed.

Other Disclosure

At the inception of the partnership, Foundation Realty Fund, Ltd. entered into a property management agreement with RJ Properties, Inc., a general partner, for management of the apartment properties. On March 31, 1998, a subsidiary and certain assets of RJ Properties, Inc. were sold to SHLP Realty Corp. and the existing employees of RJ Properties, Inc. and its affiliate transferred to the buyer. To avoid loss of continuity, RJ Properties, Inc. entered into a submanagement agreement with SHLP Realty Corp. for management of the partnership's properties. This new agreement in no way changes the management fee expense nor the personnel assigned to the day-to-day coperations of the properties. This submanagement agreement installs SHLP Realty Corp. as the named management entity for the Partnership's properties and J. Robert Love remains President of RJ Properties, Inc. as well as individual General Partner.


Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitment of the Partnership is the mortgages payable which have balloon payments due November 2004. Management plans to meet the long-term commitment through a property sale or through approaching lenders to refinance the Partnership mortgages. We are currently in the process of marketing both properties for sale. If offers at acceptable prices are received, it is probable that we may sell one or both of the properties. Capital expenditures for any material commitments, should they occur, will be funded from two sources-working capital reserves and proceeds earned from property operations.

Cash provided by operating activities decreased by $108,966 from 2000 to 2001. The primary reason for the change is the result of the partnership experiencing a net loss in 2001 verse net income in 2000. Factors contributing to the operational net loss in 2001 are presented in the Management Discussion and Analysis section above. Cash provided by operating activities increased by $30,829 from 1999 to 2000. The decrease was caused by an increase in unearned rents of $32,075 and a smaller increase in restricted cash offset by a lower net income of $63,831.

Cash used by investing activities totaled $68,870 in 2000. The $34,112 decrease from 1999 is attributable to the purchase and capitalization of exercise equipment and masonry work at the Oakwood Village Apartments and concrete and landscaping improvements at the Springfield Apartments. The cash used by investing activities in 2001 was $77,309 and is comparable to the prior year amount.

The monthly debt service commitments total $52,777 for Oakwood Village and $74,644 for Springfield. The debt service is adequately funded from Partnership operations. Cash used by financing activities totaled $611,922 for 2000 as compared to $626,907 for 2001. This increase was caused by the increased pay down of partnership debt principal as required in the new loan agreements entered into during 1997. The change in cash used by financing activities was more dramatic in 2000 verse 1999. The $84,436 increase was a result of an increase in partnership distributions of $70,533 coupled with a $13,883 increase in principal payments on the partnership debt.

 Item 8.  Financial Statements and Supplementary Data



  FOUNDATION REALTY FUND, LTD.
  (A Florida Limited Partnership)



                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
Part I - Financial Information
Independent Auditor's Report                                                 7
Balance Sheets as of December 31, 2001                                       8
And December 31, 2000
Statements of Operations -  For the                                          9
Years Ended December 31, 2001, 2000 and
1999
Statements of Partners' Equity - For the                                    10
Years Ended December 31, 2001, 2000 and
1999
Statements of Cash Flows - For the Years                                    11
Ended December 31, 2001,  2000 and
1999
Notes to Financial Statements                                            12-15
Supplementary Financial Data                                                16


All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

To the Partners of Foundation Realty Fund, Ltd.

We have audited the accompanying balance sheets of Foundation Realty Fund Ltd. (a Florida Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial Statements taken as a whole. The schedules listed under items 14(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in note 7, the partnership is winding down its operations.

                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants

  Clearwater, Florida
  February 10,2002

                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                               December 31, 2001         December 31, 2000
                                               -----------------         -----------------
  ASSETS
  ------
Apartment Properties, at
Cost                                              $ 22,631,101             $ 22,553,792
Less - Accumulated
Depreciation                                        (8,559,129)              (7,986,885)

                                                    14,071,972               14,566,907

Cash and cash equivalents                              584,564                  698,333
                                                                                503,714
Restricted Cash                                        477,695

Prepaid Expenses                                         7,174                    8,278
Deferred Loan Cost (Net of                             114,273                  155,827
AccumulatedAmortization of
$176,605 and $135,051)

  TOTAL ASSETS                                    $ 15,255,678             $ 15,933,059

  LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
Notes Payable                                     $ 17,169,423             $ 17,373,014
Accounts Payable                                        42,203                   31,848
Security Deposits                                       99,399                  102,515
Unearned Rent                                           32,369                   51,864
TOTAL LIABILITIES                                 $ 17,343,394             $ 17,559,241

Partners' (Deficit):

Limited Partners' (Deficit)
(9,407 units)outstanding at
 December 31, 2001 and
December 31, 2000                                   (1,835,443)              (1,375,820)
General Partners' (Deficit)                           (252,273)                (250,362)
TOTAL PARTNERS'(DEFICIT)                            (2,087,716)              (1,626,182)
TOTAL LIABILITIES AND
PARTNERS'(DEFICIT)                                $ 15,255,678             $ 15,933,059

   The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED DECEMBER 31

                                          2001            2000           1999
                                          ----            ----           ----
Property Operations:
Rental Income                         $ 3,771,408     $ 3,686,506    $ 3,621,098
Miscellaneous                             150,630         142,697         97,542

                                        3,922,038       3,829,203      3,718,640
Expenses: Depreciation &
Amortization                              613,798         611,521        603,456

Payroll                                   443,534         423,765        377,519
Real Estate Taxes                         305,560         306,577        281,345
Utilities                                 185,718         193,183        199,563
Repairs & Maintenance                     542,238         481,906        362,768
Property Management -
General Partner                           197,363         190,347        184,729
Landscaping                                79,883          79,793         80,610
Other                                     181,780         146,676        143,268
General and Administrative -
Affiliate                                   1,030           1,998          1,090
Other General and
 Administrative                           113,243          10,939         11,552
                                        2,664,147       2,446,705      2,245,900
Income from Property
   Operations                           1,257,891       1,382,498      1,472,740
Interest Income                            29,735          47,513         34,984
                                        1,287,626       1,430,011      1,507,724
Other Expenses:
  Interest                              1,325,844       1,340,438      1,354,320
Net Income (Loss)                     $   (38,218)    $    89,573    $   153,404
Allocation of Net Income
 (Loss) -
Limited Partners                      $   (36,307)    $    85,094    $   145,734
General Partners                           (1,911)          4,479          7,670
                                      $   (38,218)    $    89,573    $   153,404
Net Income (Loss) Per
Limited Partnership Unit              $     (3.86)    $      9.05    $     15.50
Number of Limited
Partnership                                 9,407           9,407          9,407


   The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                             General
                                                            Partners'
                                   Limited Partners'      Total Partners'
                                   Equity (Deficit)      Equity (Deficit)     Equity (Deficit)
                                   ----------------      ----------------     ----------------

Balance, December 31, 1998          $  (830,569)          $  (262,511)          $(1,093,080)
Distribution to Partners               (352,763)                  -0-              (352,763)

Net Income (Loss)                       145,734                 7,670               153,404

Balance, December 31, 1999           (1,037,598)             (254,841)           (1,292,439)


Distribution to Partners               (423,316)                  -0-              (423,316)


Net Income (Loss)                        85,094                 4,479                89,573

Balance, December 31, 2000           (1,375,820)             (250,362)           (1,626,182)
Distribution to Partners               (423,316)                  -0-              (423,316)
Net Income (Loss)                       (36,307)               (1,911)              (38,218)

Balance, December 31, 2001          $(1,835,443)          $  (252,273)          $(2,087,716)

   The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                           2001            2000           1999
                                           ----            ----           ----
Net Cash Provided by Operating
Activities:

Net Income (Loss)                     $   (38,218)   $    89,573    $   153,404


Adjustments to Reconcile Net
Income (Loss) to Net Cash
Provided by Operating Activities

Depreciation & Amortization               613,798        611,521        603,456

Changes in Operating
Assets and liabilities:

(Increase) Decrease
in Restricted Cash                         26,019        (14,815)       (73,120)
(Increase) Decrease in Prepaid
Expense                                     1,104           (181)        (5,322)
Increase (Decrease) in Accounts
Payable                                    10,355         (7,923)        (1,673)

Increase (Decrease)in Unearned
Rents                                     (19,495)        15,142        (16,933)

Increase (Decrease) in
Security Deposits                          (3,116)         6,096          8,772
Net Cash Provided by
Operating Activities                      590,447        699,413        668,584

Net Cash Flows from Investing
Activities:

Improvements to Apartment
Properties                                (77,309)       (68,870)      (102,982)

Net Cash Used in Investing
Activities                                (77,309)       (68,870)      (102,982)

Net Cash Flows from Financing
Activities:

Distributions to Partners                (423,316)      (423,316)      (352,763)
Payments of Notes Payable                (203,591)      (188,606)      (174,723)

Net Cash Used by Financing
Activities                               (626,907)      (611,922)      (527,486)
Increase (Decrease) in Cash              (113,769)        18,621         38,116

Cash at Beginning of Year                 698,333        679,712        641,596
Cash at End of Year                   $   584,564    $   698,333    $   679,712
Supplemental Cash Flow
Information: Interest Paid            $ 1,325,844    $ 1,340,438    $ 1,354,320

   The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001


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

Restricted Cash

Restricted cash includes $378,296 at December 31, 2001 and $401,199 at December 31, 2000 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $99,399 at December 31, 2001 and $102,515 at December 31, 2000 of tenant security deposits held in escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                           2001          2000          1999
                                           ----          ----          ----

Property Management Fees                $197,363      $190,347      $184,729
General and Administrative Costs           1,030         1,998         1,090

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $15,801 are due to the Corporate General Partner at December 31, 2001. Property management fees in the amount of $11,100 were due to the Corporate General Partner at December 31, 2000. There were no amounts due from related parties at December 31, 2001 or December 31, 2000.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:

                                  December 31, 2001        December 31, 2000
                                  -----------------        -----------------

Land                                $  3,141,510             $  3,141,510
Buildings                             17,298,118               17,298,118
Furniture & Fixtures                   2,191,473                2,114,164
Apartment Properties at               22,631,101               22,553,792
Cost
Less: Accumulated                     (8,559,129)              (7,986,885)
Depreciation
                                    $ 14,071,972             $ 14,566,907



NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS) and the presentation of prepaid rents. The following is a reconciliation between net income (loss) as reported and partnership income
(loss) for tax purposes:

                                           2001            2000          1999
                                           ----            ----          ----
Net income(loss) per financial
statements                             $  (38,218)      $  89,573     $ 153,404
Tax depreciation in excess of or
(less than) financial depreciation       (131,635)       (140,113)     (140,947)
Prepaid rents added to taxable
income                                    (17,826)         11,680        (8,725)
Partnership income(loss) for tax
purposes                               $ (187,679)      $ (38,860)    $   3,732

NOTE 6 - NOTES PAYABLE:


The notes payable at December 31, 2001 and 2000 consist of the following:

                                                2001                2000
                                                ----                ----

Oakwood Village
The first mortgage note, which has
an interest rate of 7.67%, is
payable in monthly installments
including principal and interest of
$52,777 through October 2004. There
is a balloon payment of $6,834,354
due on this loan of the remaining
principal and any unpaid interest
in November 2004.                         $  7,111,459         $  7,195,785

Springfield
The first mortgage note, which has
an interest rate of 7.67%, is
payable in monthly installments
including principal and interest of
$74,644 through October 2004. There is
a balloon payment of $9,666,045
due on this loan of the remaining
principal and any unpaid interest
in November 2004.                           10,057,964           10,177,229


                                          $ 17,169,423         $ 17,373,014

The aggregate amount of principal payments due in the years after December 31, 2001 are:

                       2002                    218,372
                       2003                    235,722
                       2004                 16,715,329

                                           $17,169,423

NOTE 7 - OTHER MATTERS:

A solicitation of proxy was made to the limited partners during 2001. The subject matter of the proxy involved the Corporate General Partner seeking approval from the limited partners to sell the assets owned by the partnership and approval to windup partnership operations. A majority of limited partners voted to approve the sale of the partnership assets and windup the partnership operations.


NOTE 8 - SUBSEQUENT EVENT:

On February 15, 2002, the Partnership paid distributions of $105,829 to the Limited Partners.

NOTE 9 - Selected Quarterly Financial Data (Unaudited)

2000                             Q-1-00       Q-2-00        Q-3-00       Q-4-00
----                             ------       ------        ------       ------
Rental Income                  $ 880,875    $ 897,338     $ 934,732    $ 973,561
Income from Property             358,410      308,167       332,013      383,908
Operations
Net Income (Loss)                 31,289      (18,214)        7,054       69,444
Net Income (Loss) Per
Limited Partnership
unit                                3.16        (1.83)          .71         7.01


2001                             Q-1-01       Q-2-01        Q-3-01       Q-4-01
----                             ------       ------        ------       ------
Rental Income                  $ 963,995    $ 934,034     $ 940,223    $ 933,156
Income from Property             389,169      149,457       332,591      386,674
Operations
Net Income (Loss)                 66,096     (177,592)       7,494        65,784
Net Income (Loss)Per
Limited
Partnership
Unit                                6.68       (17.93)         .75          6.64


The significant drop in income from property operations during the second quarter of 2001 was a result of $87,588 of expenses incurred in connection with the Proxy Solicitation and an increase in property expenditures of roof replacements totaling $27,135 and painting and wood replacement of $90,578.

For comparability, the 2000 figures have been reclassified, where appropriate to conform with the financial statement presentation used in 2001.

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

                                           2001          2000           1999
                                           ----          ----           ----
Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited
Partnership's properties. As
compensation for management services
they perform, the General Partners
are paid a monthly fee equal to 5% of
the monthly gross receipts from
residential property. These fees are
included in the Statement of
Operations.                             $ 197,363      $ 190,347      $ 184,729

Affiliates of the General Partners
are reimbursed for general and
administrative expenses of the
partnership on an accountable basis.
This expense is included in the
Statement of Operations. Direct costs
are paid by the Partnership.                1,030          1,998          1,090

The General Partners receive 5% of
cash from operations subject to
certain subordination agreements. In
addition, the General Partners are
allocated 5% of all tax items.                -0-            -0-            -0-


PART 4


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     1.   Financial Statements - see accompanying index to financial statements,
          Item 8.

     2. Financial Statements Schedules - Schedule III Real Estate and Accumulated Depreciation

     3.   Exhibit Index -


Table Number                                                              Page
------------                                                              ----

1.1    Form of Soliciting Dealer Agreement                                 *
1.2    Form of Escrow Agreement between Foundation Realty Fund, Ltd.
       and Southeast Bank, NA                                              *
2      Plan of acquisition, organization, arrangement, liquidation
       or succession                                                       **
3.1    The form of Partnership Agreement of the Partnership                *
3.2    Articles of Incorporation of RJ Properties, Inc.                    *
3.2.1  By-laws of RJ Properties, Inc.                                      *
3.3    Certificate of Limited Partnership of Foundation Realty Fund, Ltd.  *
4      Instruments defining the rights of security holders
       including debentures                                                **
5.1    Summary of appraisal of Oakwood Village Apartments                  **
8.1    Tax opinion and consent of Schifino, Fleischer & Neal, P.A.         *
9      Voting Trust Agreement                                              **
10.1   Oakwood Village Apartments Real Estate Acquisition Contract
       and Exhibits thereto                                                *
11     Computation of per share earnings                                   **
12     Computation of ratios                                               **
13     Annual report to security holders                                   **
18     Letter re: change in accounting principles                          **
19     Previously unfiled documents                                        **
22     Subsidiaries of the Registrant                                      **
23     Published report regarding matters submitted to vote of
       security holders                                                    **
24     Consents of experts and counsel                                     *
24.1   The consent of Spence, Marston & Bunch                              *
24.2   The consent of Charles Smallwood, CPA                               *
24.3   The consent of Schifino, Fleischer & Neal, PA to all references made to them in the Prospectus included as part of the
       Registration Statement of Foundation Realty Fund, Ltd., and
       all amendments thereto, is included in their opinions
       filed as Exhibit 8.1 to the Registration Statement                  *
25     Power of Attorney                                                   **
28.1   Table 6 (Acquisition of Properties by Program) of Appendix
       2 to Industry Guide 5, Preparation of Registration
       Statements Relating to Interests in Real Estate Limited
       Partnerships                                                        *
29     Information from reports furnished to state insurance
       regulatory authorities                                              **

* Included with Form S-11, Registration No. 33-13849, previously filed with the Securities and Exchange Commission.

** Exhibits were omitted as not required, not applicable or the information required to be shown therein is included elsewhere in this report.

B. Reports filed on Form 8-K - None

C. Exhibits filed with this Report - None

                          Foundation Realty Fund, Ltd.
                         (A Florida Limited Partnership)
         Schedule III - Real Estate and Accumulated Depreciation for the
                  Years Ended December 31, 2001, 2000 and 1999

Description               Encumbrance            Initial Cost to       Cost                    Carrying Amount
                                                 Partnership           Capitalized             at Close of
                                                                       Subsequent to           Period
                                                                       Acquisition
-----------               -----------            ----------------      -----------             ---------------
Oakwood Village           First Mortgage note
Apartments Atlanta,       with 7.67% interest
GA                        rate. Balance
                          $7,111,459 at
                          December 31, 2001      $ 9,038,120            $427,997               $ 9,466,117

Springfield Apartments    First mortgage note
Durham, NC                with 7.67% interest
                          rate. Balance
                          $10,057,964 at
                          December 31, 2001      $12,767,861            $397,123               $13,164,984
TOTAL                                            $21,805,981            $825,120               $22,631,101

                          Foundation Realty Fund, Ltd.
                         (A Florida Limited Partnership)
         Schedule III - Real Estate and Accumulated Depreciation for the
                  Years Ended December 31, 2001, 2000 and 1999

Description               Accumulated          Date of Purchase      Date of           Depreciation Life
                          Depreciation                               Construction
-----------               ------------         ----------------      ------------      -----------------

Oakwood                                                                                Building-35 years
Village                                                                                Appliances &
Apartments                                                                             Equipment-8 years
Atlanta, GA               $3,699,824               1/22/88              1982

Springfield                                                                            Building-35 years
Apartments                                                                             Appliances &
Durham, NC                 4,859,305               9/22/88              1986           Equipment-8 years

TOTAL                     $8,559,129

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)
                         SCHEDULE III - Real Estate and
                     Accumulated Depreciation FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


               Balance at          (Deletions)        Balance at
               Beginning            Additions         Close of
               of Year                                Year
               -----------         ----------         ---------

1999
Land            $3,141,510               $-0-         $3,141,510
Buildings       17,298,118                -0-         17,298,118
Equipment        1,942,312            102,982          2,045,294

Total          $22,381,940           $102,982        $22,484,922

2000
Land            $3,141,510               $-0-         $3,141,510
Buildings       17,298,118                -0-         17,298,118
Equipment        2,045,294             68,870          2,114,164

Total          $22,484,922            $68,870        $22,553,792

2001
Land            $3,141,510               $-0-         $3,141,510
Buildings       17,298,118                -0-         17,298,118
Equipment        2,114,164             77,309          2,191,473

Total          $22,553,792            $77,309        $22,631,101

                                 SCHEDULE III -
                           Real Estate and Accumulated
                        Depreciation FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999


                   Balance at            Depreciation           Balance at Close
                   Beginning                Expense                  of Year
                    of Year
                   ----------            ------------           ----------------
1999
Buildings          $5,229,191              $494,232                $5,723,423
Equipment           1,625,825                67,670                 1,693,495

Total              $6,855,016              $561,902                $7,416,918

2000
Buildings          $5,723,423              $494,232                $6,217,655
Equipment           1,693,495                75,735                 1,769,230

Total              $7,416,918              $569,967                $7,986,885

2001
Buildings          $6,217,655              $494,232                $6,711,887
Equipment           1,769,230                78,012                 1,847,242

Total              $7,986,885              $572,244                $8,559,129

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 21, 2002           By: J. Robert Love  President
                                   (Signature)

Date: March 21, 2002           By: Alan G. Lee    Secretary
                                   (Signature)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)


By: RJ PROPERTIES, INC.
a General Partner

Date: March 21, 2002            By: J. Robert Love   President
                                    (Signature)

Date: March 21, 2002            By: Alan G. Lee      Secretary
                                    (Signature)