Form 10-Q
period 2002-03-31
FOUNDATION REALTY FUND LTD
filed 2002-05-08
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 2002           Commission File Number  0-17717


                          FOUNDATION REALTY FUND, LTD.
             (Exact name of Registrant as specified in its charter)


             Florida                                        59-2802896
  (State or other jurisdiction of                      (IRS Employer ID No.)
  incorporation or organization)

  1100 Abernathy Road NE Building 500 Suite 700 Atlanta, GA             30328
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


Title of Each Class                               Number of Units March 31, 2002
Units of Limited Partnership                                  9,407
Interests:                                                    $1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                        (A Florida Limited Partnership)

INDEX TO FINANCIAL STATEMENTS
Part 1- Financial Information                                           Page No.

Balance Sheets as of March 31, 2002 and
December 31, 2001                                                          3

Statements of Operations-
For the Three Months Ended March 31, 2002 and 2001                         4

Statement of Partners' Equity-
For the Three Months Ended March 31, 2002 and 2001                         5

Statements of Cash Flows-
For the Three Months Ended March 31, 2002 and 2001                         6

Notes to Financial Statements                                            7-9

Management's Discussion and Analysis Of Financial
Condition and Results of Operations                                    10-11

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                               BALANCE SHEETS

ASSETS                                       March 31, 2002   December 31, 2001
                                              (Unaudited)         (Audited)

Apartment Properties at Cost                  $ 22,645,229      $ 22,631,101
Less Accumulated Depreciation                   (8,696,685)       (8,559,129)
                                              ------------      ------------
                                                13,948,544        14,071,972

Cash and Cash Equivalents                          683,607           584,564
Restricted Cash                                    527,670           477,695
Prepaid Expenses                                    (1,452)            7,174
Deferred Loan Cost
(Net of Accumulated Amortization of
$186,994 and $176,605)                             103,885           114,273
                                              ------------      ------------

TOTAL ASSETS                                  $ 15,262,254      $ 15,255,678
                                              ============      ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Notes Payable                                 $ 17,116,046      $ 17,169,423
Accounts Payable                                   160,604            42,203
Security Deposits                                  101,146            99,399
Unearned Rent                                       48,049            32,369
                                              ------------      ------------
TOTAL LIABILITIES                               17,425,845        17,343,394
                                              ------------      ------------

Partner's Equity (Deficit)

Limited Partner's Equity (Deficit)
(9,407 units outstanding @ March 31, 2002
and December 31, 2001)                          (1,912,816)       (1,835,443)

General Partner's Equity (Deficit)                (250,775)         (252,273)
                                              ------------      ------------

Total Partner's Equity (Deficit)                (2,163,591)       (2,087,716)

TOTAL LIABILITIES                             ------------      ------------
AND PARTNER'S EQUITY (DEFICIT)                $ 15,262,254      $ 15,255,678
                                              ============      ============

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       FOR THE THREE MONTHS ENDED MARCH 31


Property Operations:                                       2002           2001
                                                         --------       --------
Rental Income                                            $885,346       $963,995
Miscellaneous                                              35,713         32,207
                                                         --------       --------
                                                          921,059        996,202
Expenses:

Expenses
Depreciation                                              137,556        137,556
Payroll                                                   103,698        109,711
Real Estate Taxes                                          80,715         78,654
Utilities                                                  41,535         35,256
Repairs and Maintenance                                    73,240        115,260
Property Management                                        46,797         49,818
Landscaping                                                21,555         22,483
Other                                                      44,668         45,869
                                                         --------       --------
Total Expenses                                            549,764        594,607

Income from Property Operations                           371,295        401,595
Interest Income                                             1,224          9,740
                                                         --------       --------
                                                          372,519        411,335
Other Expenses:
Amortization                                               10,389         10,389
Interest Expense                                          328,884        332,813
General & Administrative-Affiliate                          1,000            115
Other General & Administrative                              2,292          1,922
                                                         --------       --------
                                                          342,565        345,239

                                                         --------       --------
Net Income (Loss)                                        $ 29,954       $ 66,096
                                                         ========       ========

Allocation of Net Income (Loss) -

Limited Partners                                         $ 28,456       $ 62,791
General Partners                                         $  1,498       $  3,305
                                                         --------       --------
                                                         $ 29,954       $ 66,096
                                                         ========       ========


Net Income (Loss) Per
Limited Partnership Unit                                 $   3.02       $   6.67
                                                         ========       ========
Number of Limited Partnership Units                         9,407          9,407
                                                         ========       ========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                              Limited Partners'    General Partners'    Total Partners'
                              Equity (Deficit)     Equity (Deficit)    Equity (Deficit)
                              ----------------     ----------------    ----------------

Balance, December
31, 2000                        $(1,375,820)         $  (250,362)         $(1,626,182)

Distribution to
Partners                           (105,829)                   0             (105,829)

Net Income (Loss)                    62,791                3,305               66,096
                                -----------          -----------          -----------

Balance, March
31, 2001                        $(1,418,858)         $  (247,057)         $(1,665,915)
                                ===========          ===========          ===========

Balance December
31, 2001                        $(1,835,443)         $  (252,273)         $(2,087,716)

Distribution to
Partners                           (105,829)                   0             (105,829)

Net Income (Loss)                    28,456                1,498               29,954
                                -----------          -----------          -----------

Balance, March
31, 2002                        $(1,912,816)         $  (250,775)         $(2,163,591)
                                ===========          ===========          ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                        2002             2001
                                                        ----             ----
Net Cash Provided By Operating
Activities:

Net Income (Loss)                                    $  29,954        $  66,096

Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating
Activities:

Depreciation                                           137,556          137,556

Amortization                                            10,389           10,389

Changes in Operating
Assets and Liabilities:

(Increase)or Decrease in Prepaids                        8,625          (34,367)

Increase in Accounts
Payable                                                118,401           99,742

Increase (Decrease)in
Security Deposits                                        1,747             (220)

Increase in Unearned
Rents                                                   15,680              653

(Increase) in Restricted
Cash                                                   (49,975)         (81,262)
                                                     ---------        ---------
Net Cash Provided by
Operating Activities:                                  272,377          198,587
                                                     ---------        ---------
Cash Flows from Investing
Activities:

Improvements to Apartment
Properties                                             (14,128)         (23,717)
                                                     ---------        ---------
Net Cash used in
Investing Activities:                                  (14,128)         (23,717)
                                                     ---------        ---------
Cash Flows from Financing
Activities:

Payments from Notes
Payable                                                (53,377)         (49,448)

Distributions to
Partners                                              (105,829)        (105,829)
                                                     ---------        ---------
Net Cash used by
Financing Activities:                                 (159,206)        (155,277)
                                                     ---------        ---------

Increase (Decrease)
in Cash                                                 99,043           19,593

Cash and Cash Equivalents
at Beginning of Period                                 584,564          698,333
                                                     ---------        ---------

Cash and Cash Equivalents
at End of Period                                     $ 683,607        $ 717,926
                                                     =========        =========
Supplemental Cash Flow
Information:

Interest Paid                                        $ 328,884        $ 332,813
                                                     =========        =========

                          FOUNDATION REALTY FUND, LTD.
                         A Florida Limited Partnership)

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

Restricted Cash

Restricted cash includes $426,524 at March 31, 2002 and $378,296 at December 31, 2001 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $101,146 at March 31, 2002 and $99,399 at December 31, 2001 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 2002.

Property Management Fees                                              $46,797
General and Administrative Costs                                        1,000

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $11,100 are due to the Corporate General Partner at March 31, 2002. Property management fees in the amount of $15,801 were due to the Corporate General Partner at December 31, 2001. There were no amounts due from related parties at March 31, 2002 or December 31, 2001.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                          March 31, 2002      December 31, 2001
                                          --------------      -----------------

Land                                      $  3,141,510          $  3,141,510
Buildings                                   17,298,118            17,298,118
Furniture & Fixtures                         2,205,601             2,191,473
Apartment Properties,
at Cost                                     22,645,229            22,631,101
Less: Accumulated
Depreciation                                (8,696,685)           (8,559,129)
                                          ------------          ------------
                                          $ 13,948,544          $ 14,071,972
                                          ============          ============

NOTE 5 - NOTES PAYABLE:

The notes payable are secured by the apartment properties.

NOTE 6 - BASIS OF PREPARATION:

The unaudited financial statements presented herein have been pre- pared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjust-ments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

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

NOTE 8 - SUBSEQUENT EVENT:

On May 1, 2002, the Partnership paid distributions of $105,829 to the Limited Partners.

                          FOUNDATION REALTY FUND, LTD.
                        (A Florida Limited Partnership)

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Rental income for the three months ended March 31, 2002 was $885,346 as compared to $963,995 for the comparable period ended March 31, 2001. Income from property operations for the three months ended March 31, 2002 was $371,295 as compared to $401,595 for the comparable period ended March 31, 2001. The decrease in rental income was a result of lower occupancy levels at the Oakwood Village Apartments in Atlanta, Georgia and the Springfield Apartments in Durham, North Carolina. The Atlanta and Durham markets experienced negative job growth when comparing the first quarter 2001 time period to the first quarter 2002 time period. A decline in the number of jobs in a market has a direct negative impact on the occupancy rate or resultant income levels of apartment communities. In addition, the environment of lower interest rates during 2001 and continuing into 2002 has contributed to many "traditional renters" becoming home owners.

Property operating expenses decreased $44,843 from the first quarter of 2001 to the first quarter of 2002. Payroll expense decreased $6,013 consisting primarily of incentive compensation awards for the property personnel for obtaining net operating income objectives in 2001. Finally, repair and maintenance expenses decreased $42,020. This decrease is primarily attributed to spending $24,559 for painting and wood replacement at the Springfield Apartments in Durham, North Carolina in 2001 and a $15,273 decrease in appliance replacement and general repairs at this same apartment community.

Interest expense decreased from $332,813 for the three months ended March 31, 2001 to $328,884 for the three months ended March 31, 2002. This decrease in interest expense is a result of a lower principal loan balances on the partnership's conventional amortizing loans.

Net income for the three months ended March 31, 2002 was $29,954 or $3.02 per Limited Partnership Unit outstanding as compared to income of $66,096 or $6.67 per Limited Partnership Unit for the comparable period ended March 31, 2001. The $36,142 decrease in net income was primarily a result of an decrease in property operating expenses of $44,843 as described above offset by decreased rental income of $75,143.

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

Cash provided by operating activities increased by $73,790 for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. The increase resulted primarily from a $31,287 decrease in the change of restricted cash being held by the properties' lenders for future capital replacement items; a $42,993 decrease in the change of prepaid balances; a $33,665 increase in the change of accounts payable and unearned rents, offset by an decrease in net operating income of $36,142.

Cash used by investing activities totaled $23,717 at March 31, 2001 as compared to $14,128 at March 31, 2002. The $9,589 decrease for the three month period ended March 31, 2002 is primarily attributable to the purchase of a golf cart for $3,793 at the Oakwood Village Apartments and $4,620 in roof repairs at the same community in 2001. There were no corresponding expenses in 2002.

Cash used by financing activities increased by $3,929 from the three month period ended March 31, 2001 when compared to the three month period ended March 31, 2002. The increase is solely attributed to the increase in principal payments on the partnership debt. The monthly debt service commitments total $52,777 for Oakwood Village and $74,644 for Springfield. The debt service is adequately funded from Partnership operations.

                                   SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/03/02                 J. Robert Love - President
    Date                    (Signature)


   5/03/02                 Alan G. Lee - Assistant Secretary
    Date                    (Signature)