Form 10-Q
period 2002-06-30
FOUNDATION REALTY FUND LTD
filed 2002-08-01
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002                  Commission File Number  0-17717


                          FOUNDATION REALTY FUND, LTD.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


           Florida                                               59-2802896
           -------                                               ----------
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)

       1100 Abernathy Road NE
   Building 500 Suite 700 Atlanta, GA                              30328
   ----------------------------------                              -----
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



Title of Each Class                                Number of units June 30, 2002

Units of Limited Partnership                                               9,407

Interests:                                                       $1,000 per unit

DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)



                          INDEX TO FINANCIAL STATEMENTS


Part 1- Financial Information                                           Page No.

Balance Sheets as of June 30,2002 and                                       3
December 31, 2001

Statements of Operations-                                                   4
For the Six Months Ended June 30,2002 and 2001

Statement of Operations-                                                    5
For the Three Months Ended June 30, 2002 and 2001

Statement of Partners' Equity-                                              6
For the Six Months Ended June 30,2002  and 2001

Statements of Cash Flows-
For the Six Months Ended June 30,2002    and                                7
2001

Notes to Financial Statements                                            8-10

Management's Discussion and Analysis Of Financial Condition
and Results of Operations                                               11-12

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                                 BALANCE SHEETS

ASSETS                                             June 30,2002           December 31, 2001
                                                   (Unaudited)                (Audited)
                                                   ------------           -----------------

Apartment Properties at Cost                       $ 22,695,137             $ 22,631,101
Less Accumulated Depreciation                        (8,834,241)              (8,559,129)
                                                   ------------             ------------
                                                     13,860,896               14,071,972

Cash and Cash Equivalents                               550,027                  584,564
Restricted Cash                                         670,636                  477,695
Prepaid Expenses                                         25,426                    7,174
Deferred Loan Cost (Net of Accumulated                   93,496                  114,273
                                                   ------------             ------------
Amortization of $207,771 and $176,605
TOTAL ASSETS                                       $ 15,200,481             $ 15,255,678
                                                   ============             ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Notes Payable                                      $ 17,061,639             $ 17,169,423
Accounts Payable                                        210,402                   42,203
Security Deposits                                       105,255                   99,399
Unearned Rent                                           126,810                   32,369
                                                   ------------             ------------
TOTAL LIABILITIES                                    17,504,106               17,343,394

Partners' Equity (Deficit)

Limited Partners' Equity (Deficit) (9,407 units      (2,051,139)              (1,835,443)
outstanding @ June 30,2002 and December 31, 2001
General Partners' Equity (Deficit)                     (252,486)                (252,273)
                                                   ------------             ------------
Total Partners' Equity (Deficit)                     (2,303,625)              (2,087,716)
                                                   ------------             ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)   $ 15,200,481             $ 15,255,678
                                                   ============             ============

                           FOUNDATION REALTY FUND,LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        FOR THE SIX MONTHS ENDED JUNE 30


Property Operations:                                  2002              2001
                                                  -----------       -----------
Rental Income                                     $ 1,711,139       $ 1,898,029
Miscellaneous                                         101,544            73,343
                                                  -----------       -----------
                                                    1,812,683         1,971,372

Expenses:
Depreciation                                          275,112           275,112
Payroll                                               210,890           222,771
Real Estate Taxes                                     161,430           157,308
Utilities                                              81,066            79,233
Repairs and Maintenance                               177,488           361,571
Property Management                                    92,297            99,757
Landscaping                                            46,239            43,910
Other                                                  88,556            69,715
                                                  -----------       -----------
Income from Property Operations                       679,605           661,995
Interest Income                                         2,540            14,708
                                                  -----------       -----------
                                                      682,145           676,703
                                                  -----------       -----------
Other Expenses:
Amortization                                           20,777            20,777
Interest                                              656,738           664,830
General & Administrative-Affiliate                      1,000             1,030
Other General & Administrative                          7,881           101,562
                                                  -----------       -----------
                                                      686,396           788,199
                                                  -----------       -----------


Net Income (Loss)                                 $    (4,251)      $  (111,496)
                                                  ===========       ===========

Allocation of Net Income (Loss) -
Limited Partners                                  $    (4,038)      $  (105,921)
General Partners                                  $      (213)      $    (5,575)
                                                  -----------       -----------
                                                  $    (4,251)      $  (111,496)
                                                  ===========       ===========

Net Income (Loss) Per
Limited Partnership Unit                          ($      .43)      ($    11.26)

Number of Limited Partnership Units                     9,407             9,407

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       FOR THE THREE MONTHS ENDED JUNE 30

Property Operations:                                    2002             2001
                                                     ---------        ---------
Rental Income                                        $ 825,793        $ 934,034
Miscellaneous                                           65,831           41,136
                                                     ---------        ---------
                                                       891,624          975,170

Expenses:
Depreciation                                           137,556          137,556
Payroll                                                107,192          113,060
Real Estate Taxes                                       80,715           78,654
Utilities                                               39,531           43,977
Repairs and Maintenance                                104,248          246,311
Property Management                                     45,500           49,939
Landscaping                                             24,684           21,427
Other                                                   43,888           23,846
                                                     ---------        ---------
Income from Property Operations                        308,310          260,400
Interest Income                                          1,316            4,968
                                                     ---------        ---------
                                                       309,626          265,368
                                                     ---------        ---------
Other Expenses:
Amortization                                            10,388           10,388
Interest                                               327,854          332,017
General & Administrative-Affiliate                           0              915
Other General & Administrative                           5,589           99,640
                                                     ---------        ---------
                                                       343,831          442,960
                                                     ---------        ---------

Net Income (Loss)                                    $ (34,205)       $(177,592)
                                                     =========        =========

Allocation of Net Income (Loss) -
Limited Partners                                     $ (32,495)       $(168,712)
General Partners                                     $  (1,710)       $  (8,880)
                                                     ---------        ---------
                                                     $ (34,205)       $(177,592)
                                                     =========        =========

Net Income (Loss) Per
Limited Partnership Unit                             $   (3.45)       $  (17.93)

Number of Limited Partnership Units                      9,407            9,407

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001


                                 Limited Partners'     General Partners'      Total Partners'
                                  Equity (Deficit)      Equity (Deficit)      Equity (Deficit)
                                  ----------------      ----------------      ----------------

Balance, December 31, 2000          $(1,375,820)          $  (250,362)          $(1,626,182)
Distribution to Partners               (211,658)                    0              (211,658)
Net Income (Loss)                      (105,921)               (5,575)             (111,496)
                                    -----------           -----------           -----------

Balance, June 30, 2001              $(1,693,399)          $  (255,937)          $(1,949,336)
                                    ===========           ===========           ===========


Balance December 31, 2001           $(1,835,443)          $  (252,273)          $(2,087,716)
Distribution to Partners               (211,658)                    0              (211,658)
Net Income (Loss)                        (4,038)                 (213)               (4,251)
                                    -----------           -----------           -----------
Balance, June 30, 2002              $(2,051,139)          $  (252,486)          $(2,303,625)
                                    ===========           ===========           ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED June 30
                                   (Unaudited)

                                                           2002          2001
                                                        ----------    ----------
Net Cash Provided By Operating
Activities:
Net Income (Loss)                                       $  (4,251)    $(111,496)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation                                              275,112       275,112
Amortization                                               20,777        20,777
Changes in Operating Assets and Liabilities:
(Increase)in Prepaids                                     (18,252)      (17,939)
Increase in Accounts Payable                              168,199       181,080
Increase in Security Deposits                               5,856         4,177
Increase (Decrease)in Unearned Rents                       94,441         3,825
(Increase) in Restricted Cash                            (192,941)     (132,821)
                                                        ---------     ---------
Net Cash Provided by Operating Activities:                348,941       222,715
                                                        ---------     ---------
Cash Flows from Investing Activities:
Improvements to Apartment Properties                      (64,036)      (41,567)
                                                        ---------     ---------
Net Cash used in Investing Activities:                    (64,036)      (41,567)
                                                        ---------     ---------
Cash Flows from Financing Activities:
Payments from Notes Payable                              (107,784)      (99,691)
Distributions to Partners                                (211,658)     (211,658)
                                                        ---------     ---------
Net Cash used by Financing Activities:                   (319,442)     (311,349)
                                                        ---------     ---------
Increase (Decrease) in Cash                               (34,537)     (130,201)
Cash and Cash Equivalents at Beginning of Period          584,564       698,333
                                                        ---------     ---------
Cash and Cash Equivalents at End of Period              $ 550,027     $ 568,132
                                                        =========     =========
Supplemental Cash Flow Information:
Interest Paid                                           $ 656,738     $ 664,830
                                                        =========     =========

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

Restricted Cash

Restricted cash includes $565,381 at June 30, 2002 and $378,296 at December 31, 2001 of cash held in escrow for the payment of real estate taxes, insurance and capital replacement items. Restricted Cash also includes $105,255 at June 30, 2002 and $99,399 at December 31, 2001 of tenant security deposits held in an escrow account.

Income Taxes

No provisions for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of the Partnership.

Depreciation

The apartment buildings are being depreciated over 35 years using the straight-line method. Furniture and fixtures are being depreciated over 8 years using the straight-line method.

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 2002.

Property Management Fees                                                 $92,297
General and Administrative Costs                                           1,000

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $11,100 are due to the Corporate General Partner at June 30, 2002. Property management fees in the amount of $15,801 were due to the Corporate General Partner at December 31, 2001. There were no amounts due from related parties at June 30, 2002 or December 31, 2001.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                         June 30, 2002         December 31, 2001
                                         -------------         -----------------

Land                                       $3,141,510             $3,141,510
Buildings                                  17,298,118             17,298,118
Furniture & Fixtures                        2,255,509              2,191,473
                                          -----------            -----------

Apartment Properties, at Cost              22,695,137             22,631,101

Less: Accumulated Depreciation             (8,834,241)            (8,559,129)
                                          -----------            ------------
                                          $13,860,896            $14,071,972
                                          ===========            ===========
NOTE 5 - NOTES PAYABLE

The notes payable are secured by the apartment properties.

NOTE 6 - BASIS OF PREPARATION:

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

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

NOTE 8 - SUBSEQUENT EVENT:

On August 1, 2002, the Partnership paid distributions of $70,553 to the Limited Partners.

                          FOUNDATION REALTY FUND, LTD.
                        (A Florida Limited Partnership)

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Rental income for the six months ended June 30, 2002 was $1,711,139 as compared to $1,898,029 for the comparable period ended June 30, 2001. Rental income for the three-month period ended June 30, 2002 was $825,793 as compared to $934,034 for the three-month period ended June 30, 2001. The decrease in rental income for both the three month and six moth periods was a result of lower occupancy levels at the Oakwood Village Apartments in Atlanta, Georgia and the Springfield Apartments in Durham, North Carolina during the first three months of 2002 and due to the prevalence of rental concessions issued during the following three months to halt the occupancy decline. The Atlanta and Durham markets both experienced negative job growth when comparing the first and second quarter 2001 time periods to the first and second quarter 2002 time periods. A decline in the number of jobs in a market has a negative impact on the occupancy rate and resultant property income levels of apartment communities. In addition, the environment of lower interest rates during 2001 and continuing into 2002 has contributed to many "traditional renters" becoming home owners, thus reducing the population of potential renters.

Property operating expenses decreased by $176,299 from the first six months of 2001 to the first six months of 2002. Property operating expenses decreased $44,843 from the first quarter of 2001 to the first quarter of 2002. The primary factors that led to the 2002 decline in the operating expenses include the following. Payroll expense declined $11,881 which consisted primarily of incentive compensation awards for the property personnel for obtaining net operating income objectives in 2001. Repair and maintenance expenses declined $184,083. This decrease is primarily attributed to spending $112,500 for painting and wood replacement at the Springfield Apartments in Durham, North Carolina in 2001, a $12,000 decrease from 2001 in the amount spent for roof replacements at both apartment communities, a $6,000 decrease from 2001 in the amount spent for plumbing repairs at both properties, and a $6,000 decrease from 2001 in the amount spent for uniforms at both properties. During the second quarter of 2001, the partnership spent approximately $100,000 for professional expenses associated with the solicitation of a proxy. The subject matter of the proxy involved the Corporate General Partners seeking approval from the limited partners to sell the assets owned by the partnership.

Interest expense decreased from $664,830 for the six months ended
June 30, 2001 to $656,738 for the six months ended June 30, 2002. This decrease in interest expense is a result of a lower principal loan balances on the partnership's conventional amortizing loans.

The net loss for the six months ended June 30, 2002 was $4,251 or $.43 per Limited Partnership Unit outstanding as compared to loss of $111,496 or $11.26 per Limited Partnership Unit for the comparable period ended June 30, 2001. The $107,245 decrease in net loss was primarily a result of a decrease in property operating expenses of $176,299 and general and administrative expenses of approximately $100,000 as described above offset by decreased rental income of $186,890.

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

Cash provided by operating activities increased by $126,226 for the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001. The increase resulted primarily from a $107,245 reduction in the net operating loss and a $90,616 increase in prepaid rents offset by a $60,120 increase in the partnership's restricted cash balance.

Cash used by investing activities totaled $41,567 at June 30, 2001 as compared to $64,036 at June 30, 2002. The $22,469 increase for the six month period ended June 30, 2002 is primarily attributable to an increase in the number of carpets replaced at both the Oakwood Village and Springfield Apartment Communities.

Cash used by financing activities increased by $8,093 from the six month period ended June 30, 2001 when compared to the six month period ended June 30, 2002. The increase is solely attributed to the increase in principal payments on the partnership debt. The monthly debt service commitments total $52,777 for Oakwood Village and $74,644 for Springfield. The debt service is being adequately funded from Partnership operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.
A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner




   8/10/02                 J. Robert Love - President
    Date                    (Signature)

   8/10/02                 Alan G. Lee - Assistant Secretary
    Date                    (Signature)