Form 10-Q
period 2002-09-30
FOUNDATION REALTY FUND LTD
filed 2002-11-06
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002             Commission File Number  0-17717


                           FOUNDATION REALTY FUND, LTD
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


          Florida                                               59-2802896
          -------                                               ----------
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


          1100 Abernathy Road NE
  Building 500, Suite 700, Atlanta, GA                               30328
  ------------------------------------                               -----
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


Title of Each Class                    Number of Units
                                       September 30, 2002
Units of Limited Partnership           9,407

Interest:                              $1,000 per unit


DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                          INDEX TO FINANCIAL STATEMENTS


Part I - Financial Information
                                                                    Page No.

Balance Sheets as of September 30, 2002 and December 31, 2001          3


Statements of Operations -
For the Nine Months Ended September 30, 2002 and 2001                  4

Statements of Operations -
For the Three Months Ended September 30, 2002 and 2001                 5

Statements of Partners' Equity (Deficit) -
For the Nine Months Ended September 30, 2002 and 2001                  6

Statements of Cash Flows -
For the Nine Months Ended September 30, 2002 and 2001                  7

Notes to Financial Statements                                       8-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                11-12

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS



                                          September 30, 2002   December 31, 2001
                                              (Unaudited)          (Audited)

  ASSETS

Apartment Properties, at Cost                $ 22,727,647        $ 22,631,101
Less - Accumulated Depreciation                (8,971,797)         (8,559,129)
                                             ------------        ------------
                                               13,755,850          14,071,972

Cash and Cash Equivalents                         755,292             584,564
Restricted Cash                                   686,883             477,695
Prepaid Expenses                                   25,551               7,174
Deferred Loan Cost (Net of Accumulated
 Amortization of $207,771 and $176,605)            83,108             114,273
                                             ------------        ------------

TOTAL ASSETS                                 $ 15,306,684        $ 15,255,678
                                             ============        ============



LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Liabilities:

Notes Payable                                $ 17,006,438        $ 17,169,423
Interest Expense Payable                          109,004                   0
Accounts Payable                                  354,784              42,203
Security Deposits                                  97,988              99,399
Unearned Rents                                    136,100              32,369
                                             ------------        ------------
TOTAL LIABILITIES                              17,704,314          17,343,394
                                             ------------        ------------


Partners' Equity (Deficit)
Limited Partners' Equity (Deficit) (9,407
units outstanding @ September 30, 2002 and
December 31, 2001)                             (2,143,972)         (1,835,443)


General Partners' Equity (Deficit)               (253,658)           (252,273)
                                             ------------        ------------


TOTAL PARTNERS' EQUITY (DEFICIT)               (2,397,630)         (2,087,716)
                                             ------------        ------------


TOTAL LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)                                    $ 15,306,684        $ 15,255,678
                                             ============        ============

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                             2002                2001
  Property Operations:
  Rental Income                          $2,608,213           $2,838,252
  Miscellaneous                             136,556              116,598
                                         ----------           ----------
                                          2,744,769            2,954,850
                                         ----------           ----------
  Expenses:
  Depreciation                              412,668              412,668
  Payroll                                   327,399              342,410
  Real Estate Taxes                         242,145              235,962
  Utilities                                 126,341              126,738
  Repairs & Maintenance                     291,908              455,535
  Management Fee - General Partner          137,307              148,336
  Insurance                                  29,930               38,523
  Landscaping                                59,201               62,397
  Other                                     100,184              117,017
                                         ----------           ----------
                                          1,727,083            1,939,586
                                         ----------           ----------


  Income from Property Operations         1,017,686            1,015,264
  Interest Income                             3,957               21,380
                                         ----------           ----------
                                          1,021,643            1,036,644
                                         ----------           ----------

  Other Expenses:
  Interest                                  983,798              996,599
  Amortization                               31,166               31,166
  General & Administrative - Affiliate        1,080                1,030
  Other General & Administrative             33,303              111,851
                                         ----------           ----------
                                          1,049,347            1,140,646
                                         ----------           ----------

  Net Income (Loss)                        ($27,704)           ($104,002)
                                         ==========           ==========

  Allocation of Net Income (Loss) -
  Limited Partners                         ($26,319)            ($98,802)
  General Partners                           (1,385)              (5,200)
                                         ----------           ----------
                                           ($27,704)           ($104,002)
                                         ==========           ==========

  Net Income (Loss) Per
    Limited Partnership Unit               ($  2.80)             ($10.50)

  Number of Limited Partnership Units         9,407                9,407

                          FOUNDATION REALTY FUND, LTD.
                         (a Florida Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                     FOR THE THREE MONTHS ENDED SEPTEMBER 30



                                                         2002            2001
Property Operations:
 Rental Income                                         $ 897,074       $ 940,223
 Miscellaneous                                            35,012          43,255
                                                       ---------       ---------
                                                         932,086         983,478
                                                       ---------       ---------
Expenses:
 Depreciation                                            137,556         137,556
 Payroll                                                 116,509         119,639
 Real Estate Taxes                                        80,715          78,654
 Utilities                                                45,275          47,505
 Repairs and Maintenance                                 114,420          93,964
 Property Management - General Partner                    45,010          48,579
 Insurance                                                 6,315          12,841
 Landscaping                                              12,962          18,487
 Other                                                    35,243          72,984
                                                       ---------       ---------
                                                         594,005         630,209
                                                       ---------       ---------

Income from Property Operations                          338,081         353,269
Interest Income                                            1,417           6,672
                                                       ---------       ---------
                                                         339,498         359,941
                                                       ---------       ---------

Other Expenses:
 Interest                                                327,060         331,769
 Amortization                                             10,389          10,389
 General and Administrative -Affiliate                        80               0
 Other General and Administrative                         25,422          10,289
                                                       ---------       ---------
                                                         362,951         352,447
                                                       ---------       ---------

Net Income (Loss)                                      ($ 23,453)      $   7,494
                                                       =========       =========

Allocation of Net Income (Loss)-
 Limited Partners                                      ($ 22,280)      $   7,119
 General Partners                                         (1,173)            375
                                                       ---------       ---------

                                                       ($ 23,453)      $   7,494
                                                       =========       =========

Net Income (Loss) Per
 Limited Partnership Unit                              ($   2.37)      $     .76

Number of Limited Partnership Units                        9,407           9,407

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)


              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                   Limited          General         Total
                                   Partners'        Partners'      Partners'
                                   Equity           Equity          Equity
                                  (Deficit)        (Deficit)       (Deficit)

  Balance, December 31, 2000     ($1,375,820)     ($250,362)     ($1,626,182)

  Distribution to Partners          (317,486)             0         (317,486)

  Net Income (Loss)                  (98,802)        (5,200)        (104,002)
                                 -----------      ---------      -----------

  Balance, September 30, 2001    ($1,792,108)     ($255,562)     ($2,047,670)
                                 ===========      =========      ===========


  Balance, December 31, 2001     ($1,835,443)     ($252,273)     ($2,087,716)

  Distribution to Partners          (282,210)             0         (282,210)

  Net Income (Loss)                  (26,319)        (1,385)         (27,704)
                                 -----------      ---------      -----------

  Balance, September 30, 2002    ($2,143,972)     ($253,658)     ($2,397,630)
                                 ===========      =========      ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                            STATEMENTS OF CASH FLOWS



              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                           2002          2001
Net Cash Provided by Operating Activities:
Net Income (Loss)                                       ($ 27,704)    ($104,002)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation                                              412,668       412,668
Amortization                                               31,166        31,166
Changes in Operating Assets and Liabilities:
(Increase) in Prepaids                                    (18,377)      (16,717)
Increase in Accounts Payable                              421,585       251,875
Increase (Decrease) in Security Deposits                   (1,411)        3,480
Increase (Decrease) in Unearned Rents                     103,731       (12,455)
(Increase) in Restricted Cash                            (209,189)     (158,678)
                                                        ---------     ---------

Net Cash Provided by Operating Activities                 712,469       407,337
                                                        ---------     ---------

Cash Flows From Investing Activities:
Improvements to Apartment Properties                      (96,546)      (60,061)
                                                        ---------     ---------

Net Cash Used in Investing Activities                     (96,546)      (60,061)
                                                        ---------     ---------

Cash Flow from Financing Activities:
Payments from Notes Payable                              (162,985)     (150,803)
Distributions to Partners                                (282,210)     (317,486)
                                                        ---------     ---------

Net Cash Used by Financing Activities                    (445,195)     (468,289)
                                                        ---------     ---------

Increase (Decrease) in Cash                               170,728      (121,013)
Cash and Cash Equivalents at Beginning of Period          584,564       698,333
                                                        ---------     ---------
Cash and Cash Equivalents at End of Period              $ 755,292     $ 577,320
                                                        =========     =========

Supplemental Cash Flow Information:
Interest Paid                                           $ 983,798     $ 996,599

                           FOUNDATION REALTY FUND, LTD
                         A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

  NOTE 1 - ORGANIZATION:

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

  The Limited Partnership Agreement state that cash distribution from sales will be distributed first to the General Partners until they receive 5% of aggregate distributions of cash from operations. Cash distributions from sales will be distributed second to each Limited Partner an equal amount to their adjusted capital contribution plus an amount equal to an 8% per annum, cumulative but non-compounded return. Cash distributions from sales will be distributed third to the General Partners until they have received cumulative distributions in an amount equal to 3% of the aggregate disposition price of properties sold by the Partnership. Cash distributions from sales will be distributed fourth, the balance if any, 85% to the Limited Partners and 15% to the General Partners.

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

  Restricted Cash

  Restricted cash include $588,895 at September 30, 2002 and $378,296 at December 31, 2001 of cash held in escrow for the payment of real estate taxes, insurance premiums and capital replacement items. Restricted cash also include $97,988 at September 30, 2002 and $99,399 at December 31, 2001 of tenant security deposits held in an escrow account.

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

  NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND AFFILIATES:

  The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 2002.

  Property Management Fees                 $137,307
  General and Administrative Costs            1,080

  The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

  Property management fees in the amount of $11,100 are due to the Corporate General Partner at September 30, 2002. Property management fees in the amount of $15,801 were due to the Corporate General Partner at December 31, 2001. There were no amounts due from related parties at September 30, 2002 or December 31, 2001.

  NOTE 4 - LEASES AND APARTMENT PROPERTIES:

  The Partnership owns two apartment complexes leased to residents under short term operating leases. A summary of the apartment properties is as follows:

                                       September 30,       December 31,
                                           2002                2001

  Land                                 $ 3,141,510         $ 3,141,510
  Buildings                             17,298,118          17,298,118
  Furniture & Fixtures                   2,288,019           2,191,473
                                       -----------         -----------
  Apartment Properties, at Cost         22,727,647          22,631,101
  Less: Accumulated Depreciation        (8,971,797)         (8,559,129)
                                       -----------         -----------
                                       $13,755,850         $14,071,972
                                       ===========         ===========

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

  NOTE 7 - SUBSEQUENT EVENT:

  On or about October 31, 2002, the Partnership will pay distributions of $70,552 to the Limited Partners.

  NOTE 8 - OTHER MATTERS:

  In June 2001, the Limited Partners of the Partnership voted for a plan of liquidation and dissolution that authorizes the Managing General Partner of the Partnership to sell all of the assets of the Partnership and effectuate the orderly liquidation and winding-up of the business of the Partnership. Marketing materials and property brochures have been made to begin the liquidation process. The Partnership has entered into a binding, non-contingent contract for the sale of the Oakwood Village Apartments. If the buyer's due diligent progresses as expected, we anticipate the sale to occur before the end of the year.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Rental income for the nine months ended September 30, 2001 was $2,838,252 as compared to $2,608,213 for the comparable period ended
  September 30, 2002. Income from property operations for the nine months ended September 30, 2001 was $1,015,264 as compared to $1,017,686 for the comparable period ended September 30, 2002. The large rental income differential of $230,039 or 8.1% was primarily a result of an increase in the number of vacant units at the two properties which resulted in a rental income decrease of $144,545 and an $153,453 increase in the rental concessions offered because of the competitive rental markets in Atlanta and Durham.
  The much smaller differential in income from property operations was a result of higher repair and maintenance costs primarily at the Springfield Apartments in the prior year. In 2001, the Springfield Apartments were painted and had some wood replacement at a cost of $110,000. In addition, approximately $40,000 was spent for roof repairs and replacements at the property. Finally, the partnership experienced a positive income variance of $24,698 in telephone service commissions earned at both properties.
  Rental income for the three months ended September 30, 2001 was $940,223 as compared to $897,074 for the comparable period ended September 30, 2002. Income from property operations remained relatively stable and totaled $353,269 for the three months ended September 30, 2001 verse $338,081 for the three months ended September 30, 2002.

  Interest expense decreased from $996,599 for the nine months ended September 30, 2001 to $983,798 for the nine months ended September 30, 2002. Other general and administrative costs decreased $78,548 from September 30, 2001 to September 30, 2002. The general and administrative expense decrease is solely attributable to the costs incurred as a result of last year's proxy and consent statement sent to all limited partners and filed with the Securities and Exchange Commission.

  Net loss for the nine months ended September 30, 2001 was $104,002 or $10.50 per Limited Partnership Unit outstanding as compared to a net loss of $27,704 or $2.80 per Limited Partnership Unit for the comparable period ended September 30, 2002. The $76,298 positive variance is attributable to decreases in the Springfield repair and maintenance items mentioned above, and the proxy expense and many other small expense variances offset by a $210,088 decrease in total property income which resulted because of a higher vacancy rate and the prevalence of rental concessions.

  A net income of $7,494 occurred for the three months ended September 30, 2001 versus a net loss of $23,453 for the three months ended September 30, 2002. This change was a result a $15,188 decrease in income from property operations caused by the higher vacancy rate and the prevalence of rental concessions, a $5,255 decrease in interest income due to a lower interest yield and approximately $15,000 in legal costs relative to the sale contract work for the Oakwood Village Apartments.

  Liquidity and Capital Resources

  In management's opinion, working capital reserves and liquidity are sufficient to meet the short-term operating needs of the Partnership.

  Cash provided by operating activities increased by $305,132 for the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2001. The change resulted primarily from a $76,298 decrease in the net loss caused by lower operating expenses in the repair and maintenance and proxy expense areas coupled with a $116,186 increase in prepaid rents and a $169,710 increase in accounts payable. These items were offset by a $50,511 increase in the restricted cash balance.

  Cash used by investing activities totaled $60,061 at September 30, 2001 as compared to $96,546 at September 30, 2002. The primary reasons for the current year increase were the purchase of $12,650 of fitness center equipment for both apartment communities and a $16,847 increase in the purchases of new carpets at the two apartment communities.

  Cash used by financing activities decreased by $23,094 from the nine month period ended September 30, 2002 when compared to the nine month period ended September 30, 2001. The increase is attributed to a $12,182 increase in principal payments on the partnership's notes payable offset by a $35,276 reduction in limited partner distributions.


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


  FOUNDATION REALTY FUND, LTD.
  A Florida Limited Partnership

  By: RJ PROPERTIES, INC. a General Partner




   11/06/02                 J. Robert Love - President
    Date                    (Signature)





   11/06/02                 Alan G. Lee - Secretary
    Date                    (Signature)

                                  CERTIFICATION
                                  -------------


I John R. Luckett certify that:

1. I have reviewed this quarterly report on Form 10-Q of Foundation Realty Fund, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 6, 2002
Simpson Property Group - Submanager





John R. Luckett
------------------------
Vice President - Finance

                                  CERTIFICATION


I J. Robert Love certify that:

1. I have reviewed this quarterly report on Form 10-Q of Foundation Realty Fund, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 6, 2002
RJ Properties, Inc. - Managing General Partner





J. Robert Love
--------------
President