Form 10-K
period 2002-12-31
FOUNDATION REALTY FUND LTD
filed 2003-03-27
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Year Ended December 31, 2002 Commission File Number 0-17717


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

Title of Each Class                           Number of Units December 31, 2002

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

Item 2.  Properties

As of December 31, 2002, the Partnership owned the property listed below:

                                     Purchase                       Current
Property Name and Location             Date                          Cost
Springfield Apartments                9/22/88                     $13,229,141
Durham, North Carolina

The Partnership sold the Oakwood Village Apartments in Atlanta, Georgia on November 27, 2002.

                                      December 31, 2002        December 31, 2001

Land                                     $ 2,154,136              $ 3,141,510
Buildings                                  9,613,912               17,298,118
Furniture & Fixtures                       1,461,093                2,191,473
                                         -----------              -----------

Apartment Properties, at Cost             13,229,141               22,631,101
  Less: Accumulated Depreciation          (5,178,983)              (8,559,129)
                                         -----------              -----------
                                         $ 8,050,158              $14,071,972
                                         ===========              ===========


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

One of the two apartment properties that the Partnership originally held was sold in 2002. The Partnership continues to actively market the remaining apartment property.


                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
Matters

(A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

(B)  Approximate Number of Equity Security Holders:

          Title of Class                               Number of Record Holders
                                                       as of December 31, 2002
Units of Limited Partnership Interest                           731
General Partner Interest                                         2

Item 6.  Selected Financial Data

                           2002                 2001                2000                1999                    1998
                           ----                 ----                ----                ----                    ----
Total Operating        $ 3,534,874          $ 3,951,773         $ 3,876,716         $ 3,753,624             $ 3,681,292
Revenues

Gain on Sale of          5,527,029                  -0-                 -0-                 -0-                     -0-
Property*

Net Income (Loss)*       4,659,236             (38,218)              89,573             153,404                 194,764

Total Assets             9,419,403           15,255,678          15,933,059          16,442,093              16,826,009


Notes Payable            9,940,331           17,169,423          17,373,014          17,561,620              17,736,343

Distributions to           $357.50              $ 45.00             $ 45.00              $37.50                 $ 51.25
Limited Partners Per
Partnership Unit

Income (Loss) Per          $468.48              $(3.86)               $9.05             $ 15.49                 $ 19.67
$1,000 Limited
Partners Unit
Outstanding

Occupancy %                  90.6%                93.5%               94.6%               93.8%                   93.1%

Rental Revenue per           $8.49                $9.50               $9.32               $9.03                  $ 8.85
Sq. Ft.

* The Partnership sold the Oakwood Village Apartments on November 27, 2002 for $11,150,000 less selling expense of $29,839. Based upon the net book value of $5,593,132 at the time of sale, a $5,527,029 gain on sale resulted.

The above selected financial data should be read in conjunction with the financial statement's related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial figures disclosed in this narrative consists of both the Oakwood Village and Springfield apartment community operations. The Oakwood Village apartment community was sold on November 27, 2002 and the Oakwood Village net property operations are disclosed on a separate line in the Statement of Operations entitled "Discontinued Operations."

Rental income for the twelve months ended December 31, 2002 was $3,362,139 as compared to $3,771,408 and $3,686,506 for the comparable periods ended December 31, 2001 and December 31, 2000, respectively. Income from property operations for the twelve months ended December 31, 2002 was $1,089,962 as compared to $1,257,891 and $1,382,498 for the comparable periods ended December 31, 2001 and December 31, 2000.

The $124,607 decrease in income from property operations in 2001 was a result of several factors. During 2001 the partnership incurred approximately $110,000 of expenses in connection with the Proxy Solicitation discussed in Part I. Item 4. above. The expenses included professional services for legal, property appraisals and accounting, printing and mailing fee expenses and filing fees paid to the Securities and Exchange Commission. The remaining factors attributed to the decrease in income from property operations was an increase of $115,138 in operating expenses offset by an increase in rental and related income of $92,835.

The decreases in both rental income and income from property operations in 2002 was a result of the sale of the Oakwood Village Apartment in November of 2002 coupled with economic data that showed job losses and continued apartment building in the Atlanta and Durham markets which reduced rental income. The pace of construction of new apartments in the Durham, North Carolina area will continue to exceed demand for new apartment units thus the prospect of declining rental revenues at the Springfield apartments seems likely.

The $115,138 increase in operating expenses in 2001 was caused by the wood replacement and repainting of the Springfield Apartments for $100,225 and an increase of $10,659 in advertising related costs, offset by a $7,465 reduction in utility expense at both properties. During 2002, expense levels, with the exception of other general and administrative expense, returned to normal prior year levels. Other general and administrative expenses continue to be higher than the year 2000 and prior levels as the Partnership has incurred more legal costs when several purchase contracts were written up for sale of the properties that never came to fruition.

The most significant financial event in 2002 was the sale of the Oakwood Village Apartments on November 27, 2002. The 184-unit apartment community was sold for $11,150,000 to an unrelated third party buyer. After paying off the mortgage on the property, including a loan payment penalty of $700,280 and the associated closing costs, approximately $3,246,450 was returned to the limited partners in the form of a sale distribution. The gain on sale of the property totaled $5,527,029 or $587 per Limited Partner unit.

Net income for the twelve months ended December 31, 2000 was $85,094 or $9.05 per Limited Partnership Unit outstanding as compared to a net loss of $36,307 or $3.86 per Limited Partnership Unit for the comparable period ended December 31, 2001. Net income for the twelve months ended December 31, 2002 was $4,406,913 or $468.48 per Limited Partner unit outstanding. The increase from the prior years is a result of the aforementioned sale of the Oakwood Village Apartments offset by a drop in rental income. The primary source of funds in 2002 will accumulate from rental operations and investment earnings.

Cash distributions of $3,363,002, $423,316 and $427,316 were paid to limited partners in 2002, 2001, and 2000 respectively. The higher distribution in 2002 was a result of the property sale distribution offset by a lower distribution from property operations.


Year 2000 Disclosure

The partnership's operations were not affected negatively by the advent of the year 2000. The partnership spent between five and seven thousand dollars towards Y2K preparations and these amounts were expensed.

Other Disclosure

At the inception of the partnership, Foundation Realty Fund, Ltd. entered into a property management agreement with RJ Properties, Inc., a general partner, for management of the apartment properties. On March 31, 1998, a subsidiary and certain assets of RJ Properties, Inc. were sold to SHLP Realty Corp. and the existing employees of RJ Properties, Inc. and its affiliate transferred to the buyer. To avoid loss of continuity, RJ Properties,Inc. entered into a submanagement agreement with SHLP Realty Corp. for management of the partnership's properties. This new agreement in no way changes the management fee expense nor the personnel assigned to the day-to-day operations of the properties. This submanagement agreement installs SHLP Realty Corp. as the named management entity for the Partnership's properties and J. Robert Love remains President of RJ Properties, Inc. as well as individual General Partner.

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitment of the Partnership is the mortgage payable which has a balloon payment due November 2004. Management plans to meet the long-term commitment through a property sale or through approaching lenders to refinance the Partnership mortgage. We are currently in the process of marketing the remaining Partnership property for sale. Capital expenditures for any material commitments, should they occur, will be funded from two sources-working capital reserves and proceeds earned from property operations.

Cash provided by operating activities decreased by $108,966 from 2000 to 2001. The primary reason for the change is the result of the partnership experiencing a net loss in 2001 verse net income in 2000. Factors contributing to the operational net loss in 2001 are presented in the Management Discussion and Analysis section above. Cash provided by operating activities decreased by $438,186 from 2001 to 2002. The decrease was caused primarily by a $829,575 increase in the properties net loss before extraordinary items offset by a $358,902 decrease in restricted cash. Both of these events were related primarily to the sale of the Oakwood Village Apartments. The net loss from property operations included a $700,280 loan prepayment penalty and upon sale of the property $205,477 of restricted cash was returned to the Partnership from the Partnership's lender.

Cash used by investing activities totaled $68,870 in 2000. The cash used by investing activities in 2001 was $77,309 and is comparable to the prior year amount. Cash used by investing activities totaled $120,662 in 2002 and the increase was primarily the result in an increase in the number of carpets replaced at both apartment communities coupled with some roof replacements and clubhouse improvements.

The monthly debt service commitments totaled $52,777 for Oakwood Village and currently totals $74,644 for Springfield. The debt service is adequately funded from Partnership operations. Cash used by financing activities totaled $611,922 for 2000 as compared to $626,907 for 2001. This increase was caused by the increased pay down of partnership debt principal as required in the new loan agreements entered into during 1997. The change in cash used by financing activities was more dramatic in 2002 verse 2001. The $9,965,187 increase was a result of an increase in partnership distributions of $2,939,686 resulting from the sale of Oakwood Village, coupled with a $7,025,501 increase in principal payments on the partnership's mortgage balance resulting from the loan payoff on the Oakwood Village mortgage.


 Item 8.  Financial Statements and Supplementary Data


                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS



  Part I - Financial Information                                        Page No.
  ------------------------------                                        --------

Independent Auditor's Report                                                8

Balance Sheets as of December 31, 2002 and December 31, 2001                9

Statements of Operations - For the Years Ended December 31,               10-11
2002, 2001 and 2000

Statements of Partners' Equity (Deficit) - For the Years Ended             12
December 31, 2002, 2001 and 2000

Statements of Cash Flows - For the Years Ended December 31,                13
2002, 2001 and 2000

Notes to Financial Statements                                             14-18

Supplementary Financial Data                                               19


All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

                          Independent Auditor's Report
                          ----------------------------


To the Partners of Foundation Realty Fund, Ltd.

We have audited the accompanying balance sheets of Foundation Realty Fund Ltd. (a Florida Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 8, the partnership is winding down its operations.


                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants



  Clearwater, Florida
  February 18, 2003

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                          December 31, 2002    December 31, 2001
                                          -----------------    -----------------
ASSETS
Apartment Properties, at
Cost                                         $13,229,141          $22,631,101
Less - Accumulated
Depreciation                                  (5,178,983)          (8,559,129)
                                             -----------          -----------

                                               8,050,158           14,071,972

Cash and cash equivalents                      1,144,230              584,564

Restricted Cash                                   92,774              477,695

Prepaid Expenses                                  93,764                7,174
Deferred Loan Cost (Net of
Accumulated Amortization of
$115,342 and $176,605)                            38,477              114,273
                                             -----------          -----------

  TOTAL ASSETS                               $ 9,419,403          $15,255,678
                                             ===========          ===========

 LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
Notes Payable                                 $ 9,940,331         $17,169,423
Interest Payable                                   63,817                 -0-
Accounts Payable                                   57,921              42,203
Security Deposits                                  42,163              99,399
Unearned Rent                                     106,653              32,369
                                             ------------         -----------
TOTAL LIABILITIES                              10,210,885          17,343,394
                                             ============         ===========

Partners' (Deficit):
Limited Partners' (Deficit)
(9,407 units)outstanding at
December 31, 2002 and
December 31, 2001                               (791,482)         (1,835,443)
General Partners' (Deficit)                           -0-           (252,273)
                                             -----------          -----------
TOTAL PARTNERS'(DEFICIT)                        (791,482)         (2,087,716)
                                             -----------          -----------
TOTAL LIABILITIES AND
PARTNERS'(DEFICIT)                            $ 9,419,403         $15,255,678
                                              ===========         ===========

The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                     2002                 2001                  2000
                                     ----                 ----                  ----
Property Operations:
Rental Income                     $1,944,750           $2,084,324            $2,037,217
Miscellaneous                        118,185              112,528               105,461
                                  ----------           ----------            ----------

                                   2,062,935            2,196,852             2,142,678
Expenses:
Depreciation and
Amortization                         341,665              338,964               336,173
Payroll                              271,923              279,983               265,434
Real Estate Taxes                    164,161              159,735               161,143
Utilities                             99,400              128,083               107,241
Repairs and Maintenance              253,143              374,152               366,215
Property Management -
General Partner                      102,916              110,393               106,748
Landscaping                           49,307               48,628                31,381
Other                                102,743               95,176                77,510
General and Administrative
- Affiliate                              580                  515                   999
Other General and
 Administrative                       38,138               57,801                 4,993
                                  ----------           ----------            ----------
                                   1,423,976            1,593,430             1,457,837
Income from Property
  Operations                         638,959              603,422               684,841
Interest Income                        3,338               11,119                19,073
                                  ----------           ----------            ----------
                                     642,297              614,541               703,914
Other Expenses:
  Interest                           767,364              776,851               785,238
                                  ----------           ----------            ----------
Net Income (Loss) before
Discontinued Operations
and Extraordinary Items             (125,067)            (162,310)              (81,324)

Discontinued Operations              (42,446)             124,092               170,897
Gain on Sale of Property           5,527,029                  -0-                   -0-
                                  ----------           ----------            ----------
Net Income (Loss) before
Extraordinary Item                 5,359,516              (38,218)               89,573

Extraordinary Item:
Mortgage Prepayment
Penalty                             (700,280)                 -0-                   -0-
                                  ----------           ----------            ----------

Net Income (Loss)                 $4,659,236           $  (38,218)           $   89,573
                                  ==========           ==========            ==========

                                                 2002                 2001                   2000
                                                 ----                 ----                   ----

Allocation of Net Income
(Loss) -
Limited Partners                              $4,406,963           $ (36,307)              $ 85,094
General Partners                                 252,273              (1,911)                 4,479
                                              ----------           ---------               --------
                                              $4,659,236           $ (38,218)              $ 89,573
                                              ==========           =========               ========
Net Income (Loss) Per
Limited Partnership Unit
Before Extraordinary Item                     $   542.91           $   (3.86)              $   9.05
                                              ==========           =========               ========
Net Income (Loss) Per
Limited Partnership Unit
of the Extraordinary Item                     $   (74.43)          $     -0-               $    -0-
                                              ==========           =========               ========
Net Income (Loss) Per
Limited Partnership Unit                      $   468.48           $   (3.86)              $   9.05
                                              ==========           =========               ========

Number of Limited
Partnership Units                                  9,407               9,407                  9,407
                                              ==========           =========               ========

The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                     Limited              General               Total
                                    Partners'             Partners'            Partners'
                                  Equity(Deficit)      Equity(Deficit)      Equity(Deficit)
                                  ---------------      ---------------      ---------------

Balance, December 31, 1999         $(1,037,598)          $(254,841)          $(1,292,439)
                                   -----------           ---------           -----------

Distribution to Partners              (423,316)                -0-              (423,316)
Net Income (Loss)                       85,094               4,479                89,573
                                   -----------           ---------           -----------
  Balance, December 31, 2000        (1,375,820)           (250,362)           (1,626,182)
                                   -----------           ---------           -----------

Distribution to Partners              (423,316)                -0-              (423,316)
Net Income (Loss)                      (36,307)             (1,911)              (38,218)
                                   -----------           ---------           -----------
  Balance, December 31, 2001        (1,835,443)           (252,273)           (2,087,716)
                                   -----------           ---------           -----------

Distribution to Partners            (3,363,002)                -0-            (3,363,002)
Net Income (Loss)                    4,406,963             252,273             4,659,236
                                   -----------           ---------           -----------
  Balance, December 31, 2002       $  (791,482)          $     -0-           $  (791,482)
                                   ============          =========           ===========

The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                        2002            2001            2000
                                        ----            ----            ----
Net Cash Provided by Operating
Activities:

Net Income (Loss)
                                    $ 4,659,236      $  (38,218)       $ 89,573

Adjustments to Reconcile Net
Income (Loss) to Net Cash
Provided by Operating Activities


Depreciation & Amortization             625,140         613,798         611,521
Gain on Sale of Property             (5,527,029)            -0-             -0-
Changes in Operating
Assets and Liabilities:

(Increase) Decrease
in Restricted Cash                      384,921          26,019         (14,815)
(Increase) Decrease in Prepaid
Expense                                 (86,590)          1,104            (181)
Increase (Decrease) in Accounts
Payable                                  79,535          10,355          (7,923)
Increase (Decrease)in Unearned
Rents                                    74,284         (19,495)         15,142
Increase (Decrease) in
Security Deposits                       (57,236)         (3,116)          6,096
                                    -----------      ----------      ----------
Net Cash Provided by
Operating Activities                    152,261         590,447         699,413
                                    -----------      ----------      ----------
Net Cash Flows from Investing
Activities:

Proceeds from Sale of Property       11,120,161             -0-             -0-
Improvements to Apartment
Properties                             (120,662)        (77,309)        (68,870)
                                    -----------      ----------      ----------
Net Cash Used in Investing
Activities                           10,999,499         (77,309)        (68,870)
                                    -----------      ----------      ----------
Net Cash Flows from Financing
Activities:

Distributions to Partners
                                     (3,363,002)       (423,316)       (423,316)
Payments of Notes Payable            (7,229,092)       (203,591)       (188,606)
                                    -----------      ----------      ----------
Net Cash Used by Financing
Activities                          (10,592,094)       (626,907)       (611,922)
                                    -----------      ----------      ----------
Increase (Decrease) in Cash             559,666        (113,769)         18,621
Cash at Beginning of Year               584,564         698,333         679,712
                                    -----------      ----------      ----------
Cash at End of Year                 $ 1,144,230      $  584,564      $  698,333
                                    ===========      ==========      ==========
Supplemental Cash Flow
Information: Interest Paid          $ 1,901,067      $1,325,844      $1,340,438
                                    ===========      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

Restricted Cash

Restricted cash includes $50,611 at December 31, 2002 and $378,296 at December 31, 2001 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $42,163 at December 31, 2002 and $99,399 at December 31, 2001 of tenant security deposits held in escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                         2002         2001         2000
                                         ----         ----         ----
Property Management Fees               $183,542     $197,363     $190,347
General and Administrative Costs          1,160        1,030        1,998


The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $9,000 are due to the Corporate General Partner at December 31, 2002. Property management fees in the amount of $15,801 were due to the Corporate General Partner at December 31, 2001. There were no amounts due from related parties at December 31, 2002 or December 31, 2001.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns apartment complexes leased to residents under short-term operating leases. A summary of the apartment properties is as follows:

                                    December 31, 2002         December 31, 2001
                                    -----------------         -----------------
Land                                     $  2,154,136              $  3,141,510
Buildings                                   9,613,912                17,298,118
Furniture & Fixtures                        1,461,093                 2,191,473
                                         ------------              ------------
Apartment Properties at
Cost                                       13,229,141                22,631,101
Less: Accumulated Depreciation             (5,178,983)               (8,559,129)
                                         ------------              ------------
                                         $  8,050,158              $ 14,071,972
                                         ============              ============

NOTE 5 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS) and the presentation of prepaid rents. The following is a reconciliation between net income (loss) as reported and partnership income
(loss) for tax purposes:

                                                 2002               2001               2000
                                                 ----               ----               ----
Net income(loss) per financial
statements                                    $4,659,236         $  (38,218)        $ 89,573

Gain on sale reduced for tax in
excess of financial gain                         869,875                -0-               -0-

Tax depreciation in excess of or
(less than) financial depreciation              (116,868)          (131,635)         (140,113)

Increase (decrease) in prepaid rents
added to taxable income                           68,592            (17,826)           11,680
                                              ----------         ----------         ---------
Partnership income(loss) for tax
purposes                                      $5,480,835         $ (187,679)        $ (38,860)
                                              ==========         ==========         =========

NOTE 6 - NOTES PAYABLE:

The notes payable at December 31, 2002 and 2001 consist of the following:

                                                 2002                 2001
                                                 ----                 ----
Oakwood Village
The first mortgage note, which has
an interest rate of 7.67%, is
payable in monthly installments
including principal and interest of
$52,777 through October 2004. This
note was paid in full including a
prepayment penalty of $700,280 when
the property was sold on November
27, 2002.                                         $-0-             $ 7,111,459

                                                2002                  2001
                                                ----                  ----
Springfield
The first mortgage note, which has
an interest rate of 7.67%, is
payable in monthly installments
including principal and interest of
$74,644 through October 2004. There
is a balloon payment of $9,666,045
due on this loan of the remaining
principal and any unpaid interest
in November 2004.                             9,940,331             10,057,964
                                             ----------            -----------
                                             $9,940,331            $17,169,423
                                             ==========            ===========

The aggregate amount of principal payments due in the years after December 31, 2002 are:

                                               2003                 $  138,088
                                               2004                  9,802,243
                                                                    ----------
                                                                    $9,940,331
                                                                    ==========

NOTE 7 - SALE OF PROPERTY:

On November 27, 2002, the Partnership sold the Oakwood Village Apartments in Atlanta, Georgia for $11,150,000. Marketing efforts continue for the sale of the Springfield Apartments in Durham, North Carolina.

A table of the summarized operations of the sold property follows:

                                    2002              2001             2000
                                    ----              ----             ----
                                 (11 Months)
                                 -----------

Total Operating Revenues         $1,464,810        $1,725,186       $1,686,525
Total Operating Expenses         (1,013,807)       (1,070,717)        (988,868)
Interest Income                       3,791            18,616           28,440
Interest Expense                   (497,240)         (548,993)        (555,200)
                                 ----------        ----------       ----------

Net Operating Income (Loss)      $  (42,446)       $  124,092       $  170,897
                                 ==========        ==========       ==========

NOTE 8 - OTHER MATTERS:

A solicitation of proxy was made to the limited partners during 2001. The subject matter of the proxy involved the Corporate General Partner seeking approval from the limited partners to sell the assets owned by the partnership and approval to windup partnership operations. A majority of limited partners voted to approve the sale of the partnership assets and windup the partnership operations.

NOTE 9 - SUBSEQUENT EVENT:

On February 10, 2003, the Partnership paid distributions of $264,431 to the Limited Partners.

NOTE 10 - Selected Quarterly Financial Data (Unaudited)


2001                       Q-1-01         Q-2-01         Q-3-01          Q-4-01
----                       ------         ------         ------          ------
Rental Income            $ 963,995      $ 934,034      $ 940,223      $  933,156
Income from Property       389,169        149,457        332,591         386,674
Operations
Net Income (Loss)           66,096       (177,592)         7,494          65,784
Net Income (Loss)Per
Limited Partnership
Unit                          6.68         (17.93)           .75            6.64


2002                       Q-1-02         Q-2-02         Q-3-02          Q-4-02
----                       ------         ------         ------          ------
Rental Income            $ 885,346      $ 825,793      $ 897,074      $  753,926
Income from Property       357,614        292,333        302,190         137,825
Operations
Net Income (Loss)           29,954        (34,205)       (23,453)      4,686,940
Net Income (Loss) Per
Limited Partnership
Unit                          3.02          (3.45)         (2.37)         471.28


The significant drop in income from property operations during the second quarter of 2001 was a result of $87,588 of expenses incurred in connection with the Proxy Solicitation and an increase in property expenditures of roof replacements totaling $27,135 and painting and wood replacement of $90,578.

The drop in rental income and income from property operations during the fourth quarter of 2002 was a result of the sale of the Oakwood Village Apartments on November 27, 2002. This property sale, which resulted in a $5,527,029 gain, is the cause for the significant increase in fourth quarter 2002 net income.

For comparability, the 2001 figures have been reclassified, where appropriate to conform with the financial statement presentation used in 2002.

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

                                           2002         2001           2000
                                           ----         ----           ----
Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited
Partnership's properties. As
compensation for management services
they perform, the General Partners
are paid a monthly fee equal to 5% of
the monthly gross receipts from
residential property. These fees
are included in the Statement of
Operations.                              $ 183,542     $ 197,363     $ 190,347

Affiliates of the General Partners
are reimbursed for general and
administrative expenses of the
partnership on an accountable basis.
This expense is included in the
Statement of Operations. Direct costs
are paid by the Partnership.                 1,160         1,030         1,998

The General Partners receive 5% of
cash from operations subject to
certain subordination agreements. In
addition, the General Partners are
allocated 5% of all tax items.                 -0-           -0-           -0-

Item 14. Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



PART 4

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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


B.  Reports filed on Form 8-K - None

C.  Exhibits filed with this Report - None

                          Foundation Realty Fund, Ltd.
                         (A Florida Limited Partnership)

     Schedule III - Real Estate and Accumulated Depreciation for the Years Ended
                         December 31, 2002, 2001 and 2000

  Period       Description            Encumbrance              Initial              Cost            Carrying
  ------       -----------            -----------               Cost to          Capitalized        Amount at
                                                              Partnership       Subsequent to       Close of
                                                              -----------        Acquisition         Period
                                                                                 -----------         ------
For the        Oakwood Village      First Mortgage note
year ended     Apartments           with 7.67% interest
12/31/2000     Atlanta, GA          rate. Balance
                                    $7,111,459 at December
                                    31, 2001                  $ 9,038,120         $ 384,724         $ 9,422,844
               Springfield          First mortgage note
               Apartments           with 7.67% interest
               Durham, NC           rate. Balance
                                    $10,057,964 at
                                    December 31, 2001          12,767,861           363,087          13,130,948
                                                              -----------         ---------         -----------
               TOTAL                                          $21,805,981         $ 747,811         $22,553,792
                                                              ===========         =========         ===========

  Period       Description            Encumbrance              Initial             Cost             Carrying
  ------       -----------            -----------              Cost to          Capitalized         Amount at
                                                              Partnership       Subsequent to       Close of
                                                              -----------       Acquisition          Period
                                                                                -----------          ------
For the        Oakwood Village      First Mortgage note
year ended     Apartments           with 7.67% interest
12/31/2001     Atlanta, GA          rate. Balance
                                    $7,111,459 at
                                    December 31, 2001         $ 9,038,120         $ 427,997         $ 9,466,117
               Springfield          First mortgage note
               Apartments           with 7.67% interest
               Durham, NC           rate. Balance
                                    $10,057,964 at
                                    December 31, 2001          12,767,861           397,123          13,164,984
                                                              -----------         ---------         -----------
               TOTAL                                          $21,805,981         $ 825,120         $22,631,101
                                                              ===========         =========         ===========

  Period       Description            Encumbrance              Initial             Cost             Carrying
  ------       -----------            -----------              Cost to          Capitalized         Amount at
                                                              Partnership       Subsequent to       Close of
                                                              -----------       Acquisition          Period
                                                                                -----------          ------

For the        Oakwood Village      Property Sold
year ended     Apartments           November 27, 2002
12/31/2002     Atlanta, GA
               Springfield          First mortgage note
               Apartments           with 7.67% interest
               Durham, NC           rate. Balance
                                    $10,057,964 at
                                    December 31, 2001

                                                              $12,767,861         $ 461,280         $13,229,141
                                                              -----------         ---------         -----------
               TOTAL                                          $12,767,861         $ 461,280         $13,229,141
                                                              ===========         =========         ===========

                          Foundation Realty Fund, Ltd.
                         (A Florida Limited Partnership)
   Schedule III - Real Estate and Accumulated Depreciation for the Years Ended
                        December 31, 2002, 2001 and 2000

   Period            Description          Accumulated         Date of           Date of               Depreciation Life
   ------            -----------          Depreciation        Purchase        Construction            -----------------
                                          ------------        --------        ------------
For the              Oakwood                                                                      Building-35 years
year ended           Village                                                                      Appliances &
12/31/2000           Apartments                                                                   Equipment-8 years
                     Atlanta, GA           $3,444,558          1/22/88            1982
                     Springfield                                                                  Building-35 years
                     Apartments                                                                   Appliances &
                     Durham, NC             4,542,327          9/22/88            1986            Equipment-8 years
                                           ----------
                     TOTAL                 $7,986,885
                                           ==========

   Period            Description          Accumulated         Date of           Date of               Depreciation Life
   ------            -----------          Depreciation        Purchase        Construction            -----------------
                                          ------------        --------        ------------
For the              Oakwood                                                                      Building-35 years
year ended           Village                                                                      Appliances &
12/31/2001           Apartments                                                                   Equipment-8 years
                     Atlanta, GA           $3,699,824          1/22/88            1982
                     Springfield                                                                  Building-35 years
                     Apartments                                                                   Appliances &
                     Durham, NC             4,859,305          9/22/88            1986            Equipment-8 years
                                           ----------
                     TOTAL                 $8,559,129
                                           ==========

   Period            Description          Accumulated         Date of           Date of               Depreciation Life
   ------            -----------          Depreciation        Purchase        Construction            -----------------
                                          ------------        --------        ------------
For the              Oakwood               Property
year ended           Village               sold
12/31/2002           Apartments            November 27,
                     Atlanta, GA           2002
                     Springfield                                                                  Building-35 years
                     Apartments                                                                   Appliances &
                     Durham, NC            $5,178,983          9/22/88            1986            Equipment-8 years
                                           ----------
                     TOTAL                 $5,178,983
                                           ==========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - Real Estate and Accumulated Depreciation
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                        Balance at          (Deletions)        Balance at
                        Beginning            Additions           Close
                         of Year             ---------          of Year
                         -------                                -------

2000
Land                  $ 3,141,510         $       -0-         $ 3,141,510
Buildings              17,298,118                 -0-          17,298,118
Equipment               2,045,294              68,870           2,114,164
                      -----------         -----------         -----------

Total                 $22,484,922         $    68,870         $22,553,792
                      ===========         ===========         ===========

2001
Land                  $ 3,141,510         $       -0-         $ 3,141,510
Buildings              17,298,118                 -0-          17,298,118
Equipment               2,114,164              77,309           2,191,473
                      -----------         -----------         -----------

Total                 $22,553,792         $    77,390         $22,631,101
                      ===========         ===========         ===========

2002
Land                  $ 3,141,510         $  (987,374)        $ 2,154,136
Buildings              17,298,118          (7,684,206)          9,613,912
Equipment               2,191,473            (730,380)          1,461,093
                      -----------         -----------         -----------

Total                 $22,631,101         $(9,401,960)        $13,229,141
                      ===========         ===========         ===========


The significant drop in the 2002 real estate and accumulated depreciation is a result of the property sale of the Oakwood Village Apartments on November 27, 2002.

                                 SCHEDULE III -
                    Real Estate and Accumulated Depreciation
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                Balance at       Depreciation        Sale of         Balance at
                Beginning          Expense           Property      Close of Year
                 of Year           -------           --------      -------------
                 -------

2000
Buildings      $5,723,423          $494,232                         $6,217,655
Equipment       1,693,495            75,735                          1,769,230
               ----------          --------                         ----------

Total          $7,416,918          $569,967       $       -0-       $7,986,885
               ==========          ========       ==========        ==========

2001
Buildings      $6,217,655          $494,232                         $6,711,887
Equipment       1,769,230            78,012                          1,847,242
               ----------          --------                         ----------

Total          $7,986,885          $572,244       $       -0-       $8,559,129
               ==========          ========       ==========        ==========

2002
Buildings      $6,711,887          $475,936       $(3,267,567)      $3,920,256
Equipment       1,847,242            73,408          (661,923)       1,258,727
               ----------          --------       ----------        ----------

Total          $8,559,129          $549,344       $(3,929,490)      $5,178,983
               ==========          ========       ===========       ==========

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 21, 2003           By: J. Robert Love  President
                                   (Signature)


Date: March 21, 2003           By: Alan G. Lee    Secretary
                                   (Signature)


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)


By: RJ PROPERTIES, INC.
a General Partner


Date: March 21, 2003            By: J. Robert Love   President
                                    (Signature)


Date: March 21, 2003            By: Alan G. Lee      Secretary
                                    (Signature)

                                  CERTIFICATION
                                  -------------

I John R. Luckett certify that:

1. I have reviewed this annual report on Form 10-K of Foundation Realty Fund, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003
Simpson Property Group - Submanager


-----------------------------------
John R. Luckett
Vice President - Finance

                                  CERTIFICATION


I J. Robert Love certify that:

1. I have reviewed this annual report on Form 10-K of Foundation Realty Fund, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003
RJ Properties, Inc. - Managing General Partner


----------------------------------------------
J. Robert Love
President