Form 10-Q
period 2003-03-31
FOUNDATION REALTY FUND LTD
filed 2003-05-07
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003                 Commission File Number  0-17717


                          FOUNDATION REALTY FUND, LTD.
             (Exact name of Registrant as specified in its charter)


           Florida                                              59-2802896
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)

1100 Abernathy Road NE Building 500 Suite 700 Atlanta, GA              30328
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


Title of Each Class                               Number of Units March 31, 2003
Units of Limited Partnership                                 9,407
Interests:                                               $1,000 per unit


DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                        (A Florida Limited Partnership)


                         INDEX TO FINANCIAL STATEMENTS

Part 1- Financial Information                                          Page No.

Balance Sheets as of March 31, 2003 and
December 31, 2002                                                            3

Statements of Operations-
For the Three Months Ended March 31, 2003 and 2002                           4

Statements of Partners' Equity (Deficit)-
For the Three Months Ended March 31, 2003 and 2002                           5

Statements of Cash Flows-
For the Three Months Ended March 31, 2003 and 2002                         6-7

Notes to Financial Statements                                             8-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      11-12

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

ASSETS                                      March 31, 2003     December 31, 2002
                                              (Unaudited)          (Audited)


Apartment Properties at Cost                 $ 13,236,648        $ 13,229,141
Less Accumulated Depreciation                  (5,254,496)         (5,178,983)
                                               ----------          ----------
                                                7,982,152           8,050,158

Cash and Cash Equivalents                         946,126             144,230
Restricted Cash                                   136,774              92,774
Prepaid Expenses                                    2,041              93,764
Deferred Loan Cost
(Net of Accumulated Amortization of
$120,839 and $115,342)                             32,980              38,477
                                               ----------          ----------

TOTAL ASSETS                                 $  9,100,073        $  9,419,403
                                             ============        ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Notes Payable                                $  9,906,792        $  9,940,331
Interest Payable                                   63,817              63,817
Accounts Payable                                   99,223              57,921
Security Deposits                                  42,722              42,163
Unearned Rent                                      34,017             106,653
                                               ----------          ----------
TOTAL LIABILITIES                              10,146,571          10,210,885
                                               ----------          ----------

Partner's Equity (Deficit)

Limited Partner's Equity (Deficit)
(9,407 units outstanding @ March 31, 2003
and December 31, 2002)                         (1,046,969)           (791,482)

General Partner's Equity (Deficit)                    471                   0
                                               ----------          ----------

Total Partner's Equity (Deficit)               (1,046,498)           (791,482)
                                               ----------          ----------
TOTAL LIABILITIES AND PARTNER'S
EQUITY (DEFICIT)                             $  9,100,073        $  9,419,403
                                             ============        ============

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       FOR THE THREE MONTHS ENDED MARCH 31


Property Operations:                      2003              2002
                                          ----              ----
Rental Income                           $534,980          $487,972
Miscellaneous                             15,822            23,148
                                        --------          --------
                                         550,802           511,120

Expenses:
Depreciation                              75,513            75,513
Payroll                                   71,950            60,968
Real Estate Taxes                         42,270            43,629
Utilities                                 28,481            24,680
Repairs and Maintenance                   60,124            39,387
Property Management                       27,589            26,339
Landscaping                                9,770            13,535
Other                                     28,354            24,577
                                        --------          --------
Total Expenses                           344,051           308,628

Income from Property Operations          206,751           202,492
Interest Income                              613               523
                                        --------          --------
                                         207,364           203,015
Other Expenses:
Amortization                               5,497             5,497
Interest Expense                         190,392           192,662
General & Administrative-Affiliate             0               115
Other General & Administrative             2,060             1,531
                                        --------          --------
                                         197,949           199,805
                                        --------          --------

Net Income (Loss) before Discontinued
Operations                                 9,415             3,210
Discontinued Operations                        0            26,744
                                        --------          --------
Net Income (Loss)                       $  9,415          $ 29,954
                                        ========          ========

Allocation of Net Income (Loss) -

Limited Partners                        $  8,944          $ 28,456
General Partners                             471             1,498
                                        --------          --------
                                        $  9,415          $ 29,954
                                        ========          ========

Net Income (Loss) Per
Limited Partnership Unit                $    .95          $   3.02
                                        ========          ========
Number of Limited Partnership Units        9,407             9,407
                                        ========          ========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                        Limited Partners'   General Partners'   Total Partners'
                        Equity (Deficit)    Equity (Deficit)    Equity (Deficit)
                        ----------------    ----------------    ----------------

Balance, December
31, 2001                  $(1,835,443)         $  (252,273)         $(2,087,716)

Distribution to
Partners                     (105,829)                   0             (105,829)

Net Income (Loss)              28,456                1,498               29,954
                          -----------          -----------          -----------

Balance, March
31, 2002                  $(1,912,816)         $  (250,775)         $(2,163,591)
                          ===========          ===========          ===========


Balance December
31, 2002                  $  (791,482)         $         0          $  (791,482)

Distribution to
Partners                     (264,431)                   0             (264,431)

Net Income (Loss)               8,944                  471                9,415
                          -----------          -----------          -----------

Balance, March
31, 2003                  $(1,046,969)         $       471          $(1,046,498)
                          ===========          ===========          ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                    2003             2002
                                                    ----             ----
Net Cash Provided By OperatingActivities:

Net Income (Loss)                               $   9,415         $  29,954

Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities:

Depreciation                                       75,513           137,556

Amortization                                        5,497            10,389

Changes in Operating Assets and
Liabilities:

(Increase) in Restricted Cash                     (44,000)          (49,975)

Increase in Accounts Payable                       41,302           118,400

Increase (Decrease) in Unearned Rents             (72,636)           15,680

(Increase) or Decrease in Prepaids                 91,723             8,626

Increase (Decrease) in Security Deposits              559             1,747
                                                ---------         ---------
Net Cash Provided by Operating
Activities                                        107,373           272,377
                                                ---------         ---------
Cash Flows from Investing Activities:

Improvements to Apartment
Properties                                         (7,507)          (14,128)
                                                ---------         ---------
Net Cash used in Investing
Activities                                         (7,507)          (14,128)
                                                ---------         ---------

                                           2003           2002
                                           ----           ----

Cash Flows from Financing
Activities:

Payments from Notes Payable               (33,539)       (53,377)

Distributions to Partners                (264,431)      (105,829)
                                      -----------    -----------

Net Cash used by Financing
Activities                               (297,970)      (159,206)
                                      -----------    -----------

Increase (Decrease) in Cash              (198,104)        99,043

Cash and Cash Equivalents at
Beginning of Period                     1,144,230        584,564
                                      -----------    -----------

Cash and Cash Equivalents at
End of Period                         $   946,126    $   683,607
                                      ===========    ===========


Supplemental Cash Flow Information:

Interest Paid                         $   190,392    $   328,884
                                      ===========    ===========

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

Restricted Cash

Restricted cash includes $94,052 at March 31, 2003 and $50,611 at December 31, 2002 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $42,722 at March 31, 2003 and $42,163 at December 31, 2002 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 2003.

Property Management Fees                                              $27,589
General and Administrative Costs                                            0

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $9,196 are due to the Corporate General Partner at March 31, 2003. Property management fees in the amount of $9,000 were due to the Corporate General Partner at December 31, 2002. There were no amounts due from related parties at March 31, 2003 or December 31, 2002.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

The Partnership owns an apartment complex leased to residents under short term operating leases. A summary of the apartment property is as follows:

                                        March 31, 2003        December 31, 2002
                                        --------------        -----------------

Land                                     $ 2,154,136             $ 2,154,136
Buildings                                  9,613,912               9,613,912
Furniture & Fixtures                       1,468,600               1,461,093
                                         -----------             -----------
Apartment Properties, at Cost             13,236,648              13,229,141
Less: Accumulated
Depreciation                              (5,254,496)             (5,178,983)
                                         -----------             -----------
                                         $ 7,982,152             $ 8,050,158
                                         ===========             ===========

NOTE 5 - NOTES PAYABLE:

The note payable is secured by the apartment property.

NOTE 6 - BASIS OF PREPARATION:

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

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

NOTE 9 - SUBSEQUENT EVENT:

On May 1, 2003, the Partnership paid distributions of $70,552 to the Limited Partners.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Rental and miscellaneous income for the three months ended March 31, 2003 was $550,802 as compared to $511,120 for the comparable period ended March 31, 2002. Income from property operations for the three months ended March 31, 2003 was $206,751 as compared to $202,492 for the comparable period ended March 31, 2002. The increase in rental income was a result of higher occupancy levels at the Springfield Apartments in Durham, North Carolina. During the first quarter of 2003, the Springfield Apartments in Durham, North Carolina achieved an average occupancy rate of 93%, which is an increase 6.8% over the first quarter 2002 occupancy rate. The improvement in the property's occupancy rate was accomplished without having to give very much "free rent" away in the form of rental concessions. This factor also contributed to the first quarter revenue increase.

Property expenses during the first quarter of 2003 were $35,423 or 15% higher than the expense level at the first quarter of 2002. The expense increase resulted primarily from a $16,000 payment for siding and roofing replacements, a $2,000 increase in advertising expenditures and a $7,000 increase in the payment of leasing bonuses earned by property employees as a result of the increased property occupancy and overall improvement in the financial result of the property.

Interest expense decreased from $192,662 for the three months ended March 31, 2002 to $190,392 for the three months ended March 31, 2003. This decrease in interest expense is a result of a lower principal loan balance on the partnership's conventional amortizing loan.

Net income before discontinued operations for the three months ended March 31, 2003 was $9,415 or $.95 per Limited Partnership Unit outstanding as compared to income of $3,210 or $.32 per Limited Partnership Unit for the comparable period ended March 31, 2002. The $6,205 increase in net income before discontinued operations was primarily a result of an increase in property operating expenses of $35,423 as described above offset by increased rental and miscellaneous income of $39,682.

Liquidity and Capital Resources


In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitment of the Partnership is the Springfield mortgage payable which has a balloon payment due November 2004. Management plans to meet this commitment through a property sale or through approaching the lender to refinance the Partnership mortgage. We are currently in the process of marketing the Springfield Apartments for sale. If an offer at an acceptable price is received, it is probable that we may sell the property. Capital expenditures for any material commitments, should they occur, will be funded from either working capital reserves or proceeds earned from property operations.

Cash provided by operating activities decreased by $165,004 for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002. The decrease was caused primarily as a result of the sale of the Oakwood Village Apartments in November 2002. 2003 depreciation and amortization expense were $66,935 lower as a result of depreciating and amortizing one property's assets verse two. The change in the accounts payable balance of $77,098 was a result of only accruing bills for the Springfield Apartments. The final factor contributing as a significant decrease in cash flow from operating activities was a $88,316 change in prepaid tenant rents. These decrease factors were offset by an $83,097 decrease in prepaid expenses and a $5,975 smaller change to the restricted cash balance.

Cash used by investing activities totaled $7,507 at March 31, 2003 as compared to $14,128 at March 31, 2002. The $6,621 decrease for the three-month period ended March 31, 2003 is primarily attributable to fewer carpets being purchased in 2003 verse 2002.

Cash used by financing activities increased by $138,764 from the three month period ended March 31, 2002 when compared to the three month period ended March 31, 2003. The increase is attributed to a $236,210 cash distribution in January 2003 relating to the sale of the Oakwood Village Apartments offset by a $19,838 decrease in principal payments on the mortgage as a result of the Oakwood Village mortgage payoff in late 2002 coupled with a $77,608 decrease in operating cash distributions made during the first quarter of 2003 verse the first quarter of 2002.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner




   5/09/03                 J. Robert Love - President
    Date                    (Signature)


   5/09/03                 Alan G. Lee - Assistant Secretary
    Date                    (Signature)

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 9, 2003
Simpson Property Group - Submanager


/s/John R. Luckett
------------------------
John R. Luckett
Vice President - Finance

                                  CERTIFICATION
                                  -------------


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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 9, 2003
RJ Properties, Inc. - Managing General Partner


/s/J. Robert Love
---------------------------
J. Robert Love
President