Form 10-Q
period 2003-06-30
FOUNDATION REALTY FUND LTD
filed 2003-08-08
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 2003            Commission File Number  0-17717


                          FOUNDATION REALTY FUND, LTD.
             (Exact name of Registrant as specified in its charter)


            Florida                                        59-2802896
  (State or other jurisdiction of                     (IRS Employer ID No.)
  incorporation or organization)

  1100 Abernathy Road NE Building 500 Suite 700 Atlanta, GA          30328
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


Title of Each Class                               Number of Units June 30, 2003
Units of Limited Partnership                                 9,407
Interests:                                             $1,000 per unit


DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                        (A Florida Limited Partnership)


                         INDEX TO FINANCIAL STATEMENTS
                          Part 1- Financial Information
                                                                        Page No.

Balance Sheets as of June 30, 2003 and
December 31, 2002                                                          3

Statements of Operations-
For the Six Months Ended June 30, 2003 and 2002                            4

Statements of Operations-
For the Three Months Ended June 30, 2003 and 2002                          5

Statements of Partners' Equity (Deficit)-
For the Six Months Ended June 30, 2003 and 2002                            6

Statements of Cash Flows-
For the Six Months Ended June 30, 2003 and 2002                            7

Notes to Financial Statements                                           8-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    11-12

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                               BALANCE SHEETS

ASSETS                                        June 30, 2003    December 31, 2002
                                               (Unaudited)         (Audited)


Apartment Properties at Cost                   $ 13,251,885     $ 13,229,141
Less Accumulated Depreciation                    (5,330,009)      (5,178,983)
                                               ------------     ------------
                                                  7,921,876        8,050,158

Cash and Cash Equivalents                           819,608        1,144,230
Restricted Cash                                     190,480           92,774
Prepaid Expenses                                     33,504           93,764
Deferred Loan Cost (Net of Accumulated
Amortization of $126,336 and $115,342)               27,482           38,477
                                               ------------     ------------

TOTAL ASSETS                                   $  8,992,950     $  9,419,403
                                               ============     ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Note Payable                                   $  9,872,607     $  9,940,331
Interest Payable                                     63,102           63,817
Accounts Payable                                    140,570           57,921
Security Deposits                                    39,195           42,163
Unearned Rent                                        15,571          106,653
                                               ------------     ------------
TOTAL LIABILITIES                                10,131,045       10,210,885
                                               ------------     ------------

Partner's Equity (Deficit)

Limited Partner's Equity (Deficit)
(9,407 units outstanding @ June 30, 2003
and December 31, 2002)                           (1,137,514)        (791,482)

General Partner's Equity (Deficit)                     (581)               0
                                               ------------     ------------

Total Partner's Equity (Deficit)                 (1,138,095)        (791,482)
                                               ------------     ------------

TOTAL LIABILITIES AND PARTNER'S
EQUITY (DEFICIT)                               $  8,992,950     $  9,419,403
                                               ============     ============

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        FOR THE SIX MONTHS ENDED JUNE 30


Property Operations:                                   2003             2002
                                                       ----             ----
Rental Income                                      $ 1,054,558      $   927,567
Miscellaneous                                           37,606           78,965
                                                   -----------      -----------
                                                     1,092,164        1,006,532

Expenses:
Depreciation                                           151,026          151,026
Payroll                                                155,602          128,466
Real Estate Taxes                                       84,540           87,258
Utilities                                               54,366           46,730
Repairs and Maintenance                                114,955           94,947
Property Management                                     55,260           51,699
Landscaping                                             22,427           26,199
Other                                                   65,984           52,392
                                                   -----------      -----------
Total Expenses                                         704,160          638,717

Income from Property Operations                        388,004          367,815
Interest Income                                          2,103            1,404
                                                   -----------      -----------
                                                       390,107          369,219
Other Expenses:
Amortization                                            10,994           10,994
Interest Expense                                       379,670          384,722
General & Administrative-Affiliate                           0              115
Other General & Administrative                          11,072            4,326
                                                   -----------      -----------
                                                       401,736          400,157
                                                   -----------      -----------
Net Income (Loss) before Discontinued
Operations                                             (11,629)         (30,938)
Discontinued Operations                                      0           26,687
                                                   -----------      -----------
Net Income (Loss)                                  $   (11,629)     $    (4,251)
                                                   ===========      ===========
Allocation of Net Income (Loss) -

Limited Partners                                   $   (11,048)     $    (4,038)
General Partners                                          (581)            (213)
                                                   -----------      -----------
                                                   $   (11,629)     $    (4,251)
                                                   ===========      ===========
Net Income (Loss) Per
Limited Partnership Unit                           $     (1.17)     $      (.43)
                                                   ===========      ===========
Number of Limited Partnership Units                      9,407            9,407
                                                   ===========      ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       FOR THE THREE MONTHS ENDED JUNE 30


Property Operations:                                     2003            2002
                                                         ----            ----
Rental Income                                         $ 519,578       $ 439,595
Miscellaneous                                            21,784          55,817
                                                      ---------       ---------
                                                        541,362         495,412

Expenses:
Depreciation                                             75,513          75,513
Payroll                                                  83,652          67,498
Real Estate Taxes                                        42,270          43,629
Utilities                                                25,885          22,050
Repairs and Maintenance                                  54,831          55,560
Property Management                                      27,671          25,360
Landscaping                                              12,657          12,664
Other                                                    37,630          27,815
                                                      ---------       ---------
Total Expenses                                          360,109         330,089

Income from Property Operations                         181,253         165,323
Interest Income                                           1,490             881
                                                      ---------       ---------
                                                        182,743         166,204
Other Expenses:
Amortization                                              5,497           5,497
Interest Expense                                        189,278         192,060
General & Administrative-Affiliate                            0               0
Other General & Administrative                            9,012           2,795
                                                      ---------       ---------
                                                        203,787         200,352
                                                      ---------       ---------

Net Income (Loss) before Discontinued
Operations                                              (21,044)        (34,148)
Discontinued Operations                                       0             (57)
                                                      ---------       ---------
Net Income (Loss)                                     $ (21,044)      $ (34,205)
                                                      =========       =========

Allocation of Net Income (Loss) -

Limited Partners                                      $ (19,992)      $ (32,495)
General Partners                                         (1,052)         (1,710)
                                                      ---------       ---------
                                                      $ (21,044)      $ (34,205)
                                                      =========       =========

Net Income (Loss) Per
Limited Partnership Unit                              $   (2.13)      $   (3.45)
                                                      =========       =========
Number of Limited Partnership Units                       9,407           9,407
                                                     ==========       =========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                Limited Partners'    General Partners'   Total Partners'
                                 Equity (Deficit)    Equity (Deficit)    Equity (Deficit)
                                 ----------------    ----------------    ----------------
Balance, December 31,
2001                              $(1,835,443)        $  (252,273)        $(2,087,716)

Distribution to
Partners                             (211,658)                  0            (211,658)

Net Income (Loss)                      (4,038)               (213)             (4,251)
                                  -----------         -----------         -----------

Balance, June 30,
2002                              $(2,051,139)        $  (252,486)        $(2,303,625)
                                  ===========         ===========         ===========


Balance, December 31,
2002                              $  (791,482)        $         0         $  (791,482)

Distribution to
Partners                             (334,984)                  0            (334,984)

Net Income (Loss)                     (11,048)               (581)            (11,629)
                                  -----------         -----------         -----------

Balance, June 30,
2003                              $(1,137,514)        $      (581)        $(1,138,095)
                                  ===========         ===========         ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                       2003              2002
                                                       ----              ----
Net Cash Provided By Operating
Activities:
Net Income (Loss)                                  $   (11,629)          (4,251)

Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities:
Depreciation                                           151,026          275,112
Amortization                                            10,994           20,777
Changes in Operating Assets and
Liabilities:
(Increase) in Restricted Cash                          (97,706)        (192,941)
Increase in Accounts Payable                            81,935          168,199
Increase (Decrease) in Unearned Rents                  (91,082)          94,441
(Increase) Decrease in Prepaids                         60,260          (18,252)
Increase (Decrease) in Security Deposits                (2,968)           5,856
                                                   -----------      -----------
Net Cash Provided by Operating
Activities                                             100,830          348,941
                                                   -----------      -----------

Cash Flows from Investing Activities:
Improvements to Apartment Properties                   (22,744)         (64,036)
                                                   -----------      -----------
Net Cash used in Investing Activities                  (22,744)         (64,036)
                                                   -----------      -----------

Cash Flows from Financing Activities:
Payments from Notes Payable                            (67,724)        (107,784)
Distributions to Partners                             (334,984)        (211,658)
                                                   -----------      -----------
Net Cash used by Financing Activities                 (402,708)        (319,442)
                                                   -----------      -----------

Increase (Decrease) in Cash                           (324,622)         (34,537)
Cash and Cash Equivalents at
Beginning of Period                                  1,144,230          584,564
                                                   -----------      -----------
Cash and Cash Equivalents at
End of Period                                      $   819,608      $   550,027
                                                   ===========      ===========

Supplemental Cash Flow Information:
Interest Paid                                      $   380,385      $   656,738
                                                   ===========      ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

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

Restricted Cash

Restricted cash includes $151,285 at June 30, 2003 and $50,611 at December 31, 2002 of cash held in escrow for the payment of real estate taxes, insurance and capital replacement items. Restricted cash also includes $39,195 at June 30, 2003 and $42,163 at December 31, 2002 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL
PARTNERS AND AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 2003.

Property Management Fees                                     $55,260
General and Administrative Costs                                   0

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $9,196 are due to the Corporate General Partner at June 30, 2003. Property management fees in the amount of $9,000 were due to the Corporate General Partner at December 31, 2002. There were no amounts due from related parties at June 30, 2003 or December 31, 2002.

NOTE 4 - LEASES AND APARTMENT PROPERTY:

The Partnership owns an apartment complex leased to residents under short term operating leases. A summary of the apartment property is as follows:

                                      June 30, 2003           December 31, 2002
                                      -------------           -----------------

Land                                   $ 2,154,136               $ 2,154,136
Buildings                                9,613,912                 9,613,912
Furniture & Fixtures                     1,483,837                 1,461,093
                                       -----------               -----------
Apartment Properties, at Cost           13,251,885                13,229,141
Less: Accumulated
Depreciation                            (5,330,009)               (5,178,983)
                                       -----------               -----------
                                       $ 7,921,876               $ 8,050,158
                                       ===========               ===========

NOTE 5 - NOTE PAYABLE:

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

A table of the summarized operations as of June 30, 2003 and 2002 of the sold property which are disclosed as discontinued operations follows:

                                              2003                2002
                                              ----                ----

Total Operating Revenues                    $     0            $ 806,152
Total Operating Expenses                          0             (508,585)
Interest Income                                   0                1,136
Interest Expense                                  0             (272,016)
                                            -------            ---------

Net Operating Income (Loss)                 $     0            $  26,687
                                            =======            =========

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

NOTE 9 - SUBSEQUENT EVENT:

On August 1, 2003, the Partnership paid distributions of $70,552 to the Limited Partners.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Rental income for the six months ended June 30, 2003 was $1,054,558 as compared to $927,567 for the comparable period ended June 30, 2002. Rental income for the three-month period ended June 30, 2003 was $519,578 as compared to $439,595 for the three-month period ended June 30, 2002. The increase in rental income for both the three-month and six-month periods was a result of higher occupancy levels at the Springfield Apartments in Durham, North Carolina. The increase in occupancy brought about a reduction in the amount of rental concessions that were given last year to halt an occupancy decline. Miscellaneous income is lower in 2003 for both the year to date and quarterly comparisons of 2002 because of the $21,295 one-time fee earned in 2002 for a phone and cable agreement which the property signed with its communications provider. In addition, termination fee income was $6,653 lower in the year to date comparison and $3,645 lower in the quarterly comparison.

Property operating expenses increased by $65,443 from the first six months of 2002 to the first six months of 2003. Property operating expenses increased $30,020 from the first quarter of 2002 to the first quarter of 2003. The primary factors that led to the 2003 increase in the operating expenses include the following. Payroll expense increased $27,136 which consisted primarily of incentive compensation awards for the property personnel for obtaining net operating income objectives in 2003, increase in overtime pay and a small increase in the costs of health insurance benefits. Repair and maintenance expenses increased $20,008. This increase is primarily attributed to spending $10,000 for siding and wood replacement at the Springfield Apartments in Durham, North Carolina in 2003 and $6,000 for roof replacements at the same community.

Interest expense decreased from $384,722 for the six months ended June 30, 2002 to $379,670 for the six months ended June 30, 2003. This decrease in interest expense is a result of a lower principal loan balance on the partnership's conventional amortizing loan.

The net loss before discontinued operations for the six months ended June 30, 2003 was $11,629 or $1.17 per Limited Partnership Unit outstanding as compared to loss of $30,938 or $3.12 per Limited Partnership Unit for the comparable period ended June 30, 2002. The $19,309 decrease in net loss was primarily a result of a increase in property operating expenses of $65,443 and general and administrative expenses of approximately $6,746 as described above offset by increased rental and miscellaneous income of $85,632

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitment of the Partnership is the Springfield mortgage payable which has a balloon payment due November 2004. Management plans to meet this commitment through a property sale or through approaching the lender to refinance the Partnership mortgage. We are currently in the process of marketing the Springfield Apartments for sale. If an offer at an acceptable price is received, it is probable that we will sell the property. Capital expenditures for any material commitments, should they occur, will be funded from either working capital reserves or proceeds earned from property operations.

Cash provided by operating activities decreased by $248,111 for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. The decrease was caused primarily as a result of the sale of the Oakwood Village Apartments in November 2002. 2003 depreciation and amortization expense were $133,869 lower as a result of depreciating and amortizing one property's assets verse two. The change in the accounts payable balance of $86,264 was a result of only accruing bills for the Springfield Apartments. The final factor contributing as a significant decrease in cash flow from operating activities was a $185,523 change in prepaid tenant rents. These decrease factors were offset by an $78,512 decrease in prepaid expenses and a $95,235 smaller change to the restricted cash balance.

Cash used by investing activities totaled $22,744 at June 30, 2003 as compared to $64,036 at June 30, 2002. The $41,292 decrease for the six-month period ended June 30, 2003 is primarily attributable to fewer carpets being purchased in 2003 verse 2002.

Cash used by financing activities increased by $83,266 from the six-month period ended June 30, 2002 when compared to the six-month period ended June 30, 2003. The increase is attributed to a $236,210 cash distribution relating to the sale of the Oakwood Village Apartments in January 2003 offset by a $40,060 decrease in principal payments on the mortgage as a result of the Oakwood Village mortgage payoff in late 2002 coupled with a $112,884 decrease in operating cash distributions made during the first six months of 2003 verse the first six months of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                          FOUNDATION REALTY FUND, LTD.
                          A Florida Limited Partnership

                    By: RJ PROPERTIES, INC. a General Partner




   8/08/03                 /s/J. Robert Love
   -------                 -----------------------------
    Date                   J. Robert Love - President


   8/08/03                 /s/Alan G. Lee
   -------                 ---------------------------------
    Date                   Alan G. Lee - Assistant Secretary

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


August 8, 2003
Simpson Property Group - Submanager


/s/John R. Luckett
------------------
John R. Luckett
Vice President - Finance

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


August 8, 2003
RJ Properties, Inc. - Managing General Partner


/s/J. Robert Love
-----------------
J. Robert Love
President