Form 10-Q
period 2003-09-30
FOUNDATION REALTY FUND LTD
filed 2003-11-12
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2003 Commission File Number 0-17717


                           FOUNDATION REALTY FUND, LTD
             (Exact name of Registrant as specified in its charter)


           Florida                                              59-2802896
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


1100 Abernathy Road NE, Building 500, Suite 700, Atlanta, GA      30328
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

Title of Each Class                           Number of Units September 30, 2003
Units of Limited Partnership                                  9,407
Interest:                                                 $1,000 per unit


DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)



                          INDEX TO FINANCIAL STATEMENTS



Part I - Financial Information
                                                                        Page No.

Balance Sheets as of September 30, 2003 and December 31, 2002               3

Statements of Operations -
For the Nine Months Ended September 30, 2003 and 2002                       4

Statements of Operations -
For the Three Months Ended September 30, 2003 and 2002                      5

Statements of Partners' Equity (Deficit) -
For the Nine Months Ended September 30, 2003 and 2002                       6

Statements of Cash Flows -
For the Nine Months Ended September 30, 2003 and 2002                       7

Notes to Financial Statements                                            8-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     11-13

Certifications                                                          14-17

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                          September 30, 2003   December 31, 2002
                                              (Unaudited)          (Audited)

  ASSETS

Apartment Properties, at Cost                $ 13,266,469        $ 13,229,141
Less - Accumulated Depreciation                (5,405,522)         (5,178,983)
                                             ------------        ------------
                                                7,860,947           8,050,158

Cash and Cash Equivalents                         708,174           1,144,230
Restricted Cash                                   211,533              92,774
Prepaid Expenses                                   28,390              93,764
Deferred Loan Cost (Net of Accumulated
Amortization of $131,832 and $115,342)             21,987              38,477
                                             ------------        ------------
TOTAL ASSETS                                 $  8,831,031        $  9,419,403
                                             ============        ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

Notes Payable                                $  9,837,761        $  9,940,331
Interest Expense Payable                           62,954              63,817
Accounts Payable                                  185,074              57,921
Security Deposits                                  31,730              42,163
Unearned Rents                                     10,052             106,653
                                             ------------        ------------
TOTAL LIABILITIES                              10,127,571          10,210,885
                                             ------------        ------------

Partners' Equity (Deficit)
Limited Partners' Equity (Deficit) (9,407
units outstanding @ September 30, 2003 and
December 31, 2002)                             (1,291,564)           (791,482)


General Partners' Equity (Deficit)                 (4,976)                  0
                                             ------------        ------------

TOTAL PARTNERS' EQUITY (DEFICIT)               (1,296,540)           (791,482)
                                             ------------        ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)                                    $  8,831,031        $  9,419,403
                                             ============        ============

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                        2003             2002
Property Operations:
Rental Income                                      $ 1,531,245      $ 1,428,269
Miscellaneous                                           57,195           98,457
                                                   -----------      -----------
                                                     1,588,440        1,526,726
                                                   -----------      -----------
Expenses:
Depreciation                                           226,539          226,539
Payroll                                                241,329          201,985
Real Estate Taxes                                      134,669          138,777
Utilities                                               81,065           75,248
Repairs & Maintenance                                  196,821          131,445
Management Fee - General Partner                        80,203           76,239
Insurance                                               26,548           18,437
Landscaping                                             29,561           33,641
Other                                                   68,273           51,385
                                                   -----------      -----------
                                                     1,085,008          953,696
                                                   -----------      -----------

Income from Property Operations                        503,432          573,030
Interest Income                                          2,464            2,310
                                                   -----------      -----------
                                                       505,896          575,340
                                                   -----------      -----------
Other Expenses:
Interest                                               574,019          576,372
Amortization                                            16,490           16,490
General & Administrative - Affiliate                         0            1,080
Other General & Administrative                          14,909           20,465
                                                   -----------      -----------
                                                       605,418          614,407
                                                   -----------      -----------
Net Income (Loss) before Discontinued
  Operations                                           (99,522)         (39,067)
Discontinued Operations                                      0           11,363
                                                   -----------      -----------
Net Income (Loss)                                  ($   99,522)     ($   27,704)
                                                   -----------      -----------
Allocation of Net Income (Loss) -
Limited Partners                                   ($   94,546)     ($   26,319)
General Partners                                        (4,976)          (1,385)
                                                   -----------      -----------
                                                   ($   99,522)     ($   27,704)
                                                   -----------      -----------
Net Income (Loss) Per
  Limited Partnership Unit                         ($    10.05)     ($     2.80)

Number of Limited Partnership Units                      9,407            9,407

                          FOUNDATION REALTY FUND, LTD.
                         (a Florida Limited Partnership)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                                           2003          2002
Property Operations:
 Rental Income                                          $ 476,687     $ 500,702
 Miscellaneous                                             19,589        19,492
                                                        ---------     ---------
                                                          496,276       520,194
                                                        ---------     ---------
Expenses:
 Depreciation                                              75,513        75,513
 Payroll                                                   85,727        73,519
 Real Estate Taxes                                         50,129        51,519
 Utilities                                                 26,699        19,699
 Repairs and Maintenance                                   81,866        36,498
 Property Management - General Partner                     24,943        24,540
 Insurance                                                  8,849         6,146
 Landscaping                                                7,134         7,442
 Other                                                     19,988        20,103
                                                        ---------     ---------
                                                          380,848       314,979
                                                        ---------     ---------

Income from Property Operations                           115,428       205,215
Interest Income                                               361           906
                                                        ---------     ---------
                                                          115,789       206,121
                                                        ---------     ---------

Other Expenses:
 Interest                                                 194,349       191,650
 Amortization                                               5,496         5,496
 General and Administrative -Affiliate                          0           965
 Other General and Administrative                           3,838        16,139
                                                        ---------     ---------
                                                          203,683       214,250
                                                        ---------     ---------

Net Income (Loss) before Discontinued Operations          (87,894)       (8,129)
Discontinued Operations                                         0       (15,324)
                                                        ---------     ---------
Net Income (Loss)                                       ($ 87,894)    ($ 23,453)
                                                        =========     =========

Allocation of Net Income (Loss)-
 Limited Partners                                       ($ 83,499)    ($ 22,280)
 General Partners                                          (4,395)       (1,173)
                                                        ---------     ---------
                                                        ($ 87,894)    ($ 23,453)
                                                        =========     =========
Net Income (Loss) Per
 Limited Partnership Unit                               ($   8.88)    ($   2.37)

Number of Limited Partnership Units                         9,407         9,407

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                       Limited         General          Total
                                      Partners'       Partners'        Partners'
                                       Equity          Equity           Equity
                                      (Deficit)       (Deficit)        (Deficit)

Balance, December 31, 2001          ($1,835,443)    ($  252,273)    ($2,087,716)

Distribution to Partners               (282,210)              0        (282,210)

Net Income (Loss)                       (26,319)         (1,385)        (27,704)
                                     ----------      ----------      ----------

Balance, September 30, 2002         ($2,143,972)    ($  253,658)    ($2,397,630)
                                     ==========      ==========      ==========


Balance, December 31, 2002          ($  791,482)    $         0     ($  791,482)

Distribution to Partners               (405,536)              0        (405,536)

Net Income (Loss)                       (94,546)         (4,976)        (99,522)
                                     ----------      ----------      ----------

Balance, September 30, 2003         ($1,291,564)    ($    4,976)    ($1,296,540)
                                     ==========      ==========      ==========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                          2003           2002
Net Cash Provided by Operating Activities:
Net Income (Loss)                                    ($   99,522)   ($   27,704)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation                                             226,539        412,668
Amortization                                              16,490         31,166
Changes in Operating Assets and Liabilities:
(Increase) in Prepaids                                  (118,759)       (18,377)
Increase in Accounts Payable                             126,290        421,585
Decrease in Security Deposits                            (96,601)        (1,411)
Increase in Unearned Rents                                65,374        103,731
Increase in Restricted Cash                              (10,433)      (209,189)
                                                     -----------    -----------

Net Cash Provided by Operating Activities                109,378        712,469
                                                     -----------    -----------

Cash Flows from Investing Activities:
Improvements to Apartment Properties                     (37,328)       (96,546)
                                                     -----------    -----------

Net Cash Used in Investing Activities                    (37,328)       (96,546)
                                                     -----------    -----------

Cash Flow from Financing Activities:
Payments from Notes Payable                             (102,570)      (162,985)
Distributions to Partners                               (405,536)      (282,210)
                                                     -----------    -----------

Net Cash used by Financing Activities                   (508,106)      (445,195)
                                                     -----------    -----------

Increase (Decrease) in Cash                             (436,056)       170,728
Cash and Cash Equivalents at Beginning of Period       1,144,230        584,564
                                                     -----------    -----------
Cash and Cash Equivalents at End of Period           $   708,174    $   755,292
                                                     ===========    ===========

Supplemental Cash Flow Information:
Interest Paid                                        $   574,019    $   983,798
                                                     ===========    ===========

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

Restricted Cash

Restricted cash includes $171,986 at September 30, 2003 and $50,611 at December 31, 2002 of cash held in escrow for the payment of real estate taxes, insurance premiums and capital replacement items. Restricted cash also includes $39,547 at September 30, 2003 and $42,163 at December 31, 2002 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 2003.

Property Management Fees                      $80,203
General and Administrative Costs                    0

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $9,196 are due to the Corporate General Partner at September 30, 2003. Property management fees in the amount of $9,000 were due to the Corporate General Partner at December 31, 2002. There were no amounts due from related parties at September 30, 2003 or December 31, 2002.

NOTE 4 - LEASES AND APARTMENT PROPERTY:

The Partnership owns one apartment complex leased to residents under short term operating leases. A summary of the apartment property is as follows:

                                                September 30,       December 31,
                                                    2003                2002
                                                -------------       ------------

Land                                           $  2,154,136        $  2,154,136
Buildings                                         9,613,912           9,613,912
Furniture & Fixtures                              1,498,421           1,461,093
                                               ------------        ------------
Apartment Properties, at Cost                    13,266,469          13,229,141
Less: Accumulated Depreciation                   (5,405,522)         (5,178,983)
                                               ------------        ------------
                                               $  7,860,947        $  8,050,158
                                               ============        ============

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

A table of the summarized operations as of September 30, 2003 and 2002 of the sold property which are disclosed as discontinued operations follows:

                                             2003                 2002
                                            ------            ----------
Total Operating Revenues                    $    0            $1,218,043
Total Operating Expenses                         0              (800,901)
Interest Income                                  0                 1,647
Interest Expense                                 0              (407,426)
                                            ------            ----------

Net Operating Income (Loss)                 $    0            $   11,363
                                            ======            ==========

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

NOTE 9 - SUBSEQUENT EVENT:

On or about October 31, 2003, the Partnership will pay distributions of $47,035 to the Limited Partners.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


Management's Discussion and Analysis of Financial Condition and
Results of Operations

Rental income for the nine months ended September 30, 2002 was $1,428,269 as compared to $1,531,245 for the comparable period ended September 30, 2003. Income from property operations for the nine months ended September 30, 2002 was $573,030 as compared to $503,432 for the comparable period ended September 30, 2003. Rental income increased in the current year as a result of a year to date decrease in the amount of rental concessions and vacancy loss in 2003. However, income from property operations decreased $69,598 or 12.1% as a result of an increase in rental expenses. Repair and maintenance expense is $65,376 higher as a result of the increase in turnkey costs to prepare the vacated units for occupancy. Payroll expense is $39,344 higher as a result of personnel overtime and leasing bonuses paid and as a result of employing a temporary worker for office and leasing assistance. Rental and miscellaneous income for the three months ended September 30, 2002 was $520,194 as compared to $496,276 for the comparable period ended September 30, 2003. Income from property operations totaled $205,215 for the three months ended September 30, 2002 verse $115,428 for the three months ended September 30, 2003. Unlike the year to date analysis, the income for the quarter was lower due to an increase in rental concessions. The quarterly expense comparison is similar in that payroll and repair and maintenance expenses account for the majority of the quarterly comparison expense increase.

Interest expense decreased from $576,372 for the nine months ended September 30, 2002 to $574,019 for the nine months ended September 30, 2003. Other general and administrative costs decreased $5,556 from September 30, 2002 to September 30, 2003. The general and administrative expense decrease is solely attributable to the costs incurred as a result of last year's legal cost to write a sale contract for the Oakwood Village Apartments.

Net loss for the nine months ended September 30, 2002 was $27,704 or $2.80 per Limited Partnership Unit outstanding as compared to a net loss of $99,522 or $10.05 per Limited Partnership Unit for the comparable period ended September 30, 2003. The $71,818 change is attributable to an increase in the Springfield repair and maintenance and payroll items mentioned above offset by the increase in property income

A net loss of $23,453 occurred for the three months ended September 30, 2002 versus a net loss of $87,894 for the three months ended September 30, 2003. This change was primarily a result of a $89,787 decrease in income from property operations caused by a higher prevalence of rental concessions and a $57,576 increase in the repair and maintenance and payroll expense categories.

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitment of the Partnership is the Springfield mortgage payable which has a balloon payment due November 2004. Management plans to meet this commitment through a property sale or through approaching the lender to refinance the Partnership mortgage. We are currently in the process of marketing the Springfield Apartments for sale. If an offer at an acceptable price is received, it is probable that we will sell the property. Capital expenditures for any material commitments, should they occur, will be funded from either working capital reserves of proceeds earned from property operations.

Cash provided by operating activities decreased by $603,091 for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. The decrease was caused primarily as a result of the sale of the Oakwood Village Apartments in November 2002. Depreciation and amortization expenses were $200,805 lower for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002 as a result on depreciating and amortizing one property's assets verse two. The change in the accounts payable balance of $295,295 was a result of only accruing bills for the Springfield Apartments. The final factors contributing a significant decrease in cash flow from operating activities was a $38,357 change in prepaid tenant rents, a $100,382 change in prepaid expenses and a $95,190 change in the security deposit balance. These decrease factors were offset by $198,756 smaller change to the restricted cash balance.

Cash used by investing activities totaled $37,328 at September 30, 2003 as compared to $96,546 at September 30, 2002. The $59,218 decrease for the nine-month period ended September 30, 2003 is primarily attributable to fewer carpets being purchased in 2003 verse 2002.

Cash used by financing activities increased by $62,911 from the nine-month period ended September 30, 2002 when compared to the nine-month period ended September 30, 2003. The increase is attributed to a $236,210 cash distribution relating to the sale of the Oakwood Village Apartments in January 2003 offset by a $60,415 decrease in principal payments on the mortgage as a result of the Oakwood Village mortgage payoff in late 2002. The cash used in financing activities was further offset by a $112,884 decrease in operating cash distributions made during the first nine months of 2003 verse the first nine months of 2002.


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


FOUNDATION REALTY FUND, LTD.
A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner




11/06/03          /s/J. Robert Love - President
                  -----------------------------
Date                       (Signature)





11/06/03          /s/Alan G. Lee - Secretary
                  --------------------------
Date                       (Signature)

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

November 6, 2003
Simpson Property Group - Submanager

___________________________________
John R. Luckett
Vice President - Finance

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

November 6, 2003
RJ Properties, Inc. - Managing General Partner

______________________________________
J. Robert Love
President