Form 10-K
period 2003-12-31
FOUNDATION REALTY FUND LTD
filed 2004-03-29
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Year Ended December 31, 2003 Commission File Number 0-17717

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference by Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports to Be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes [X]     No

Number of share outstanding of each of Registrant's classes of securities.

Title of Each Class                            Number of Units December 31, 2003

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

Item 2.  Properties

As of December 31, 2003, the Partnership owned the property listed below:

                                       Purchase                     Current
Property Name and Location               Date                        Cost
Springfield Apartments                  9/22/88                   $13,227,546
Durham, North Carolina


The Partnership sold the Oakwood Village Apartments in Atlanta, Georgia on November 27, 2002.

                                       December 31, 2003     December 31, 2002

Land                                    $  2,154,136          $  2,154,136
Buildings                                  9,613,912             9,613,912
Furniture & Fixtures                       1,509,498             1,461,093
                                        ------------          ------------

Apartment Properties, at Cost             13,277,546            13,229,141
  Less: Accumulated Depreciation          (5,503,418)           (5,178,983)
                                        ------------          ------------
                                        $  7,774,128          $  8,050,158
                                        ============          ============


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

One of the two apartment properties that the Partnership originally held was sold in 2002. The Partnership sold the remaining property on March 1, 2004.


                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
Matters

(A) The Registrant's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.

(B)   Approximate Number of Equity Security Holders:

        Title of Class                                  Number of Record Holders
                                                        as of December 31, 2003
Units of Limited Partnership Interest                             731
General Partner Interest                                           2

Item 6.  Selected Financial Data

                                 2003           2002           2001           2000           1999
                                 ----           ----           ----           ----           ----
Net Income
(Loss)*                     $  (177,162)   $ 4,659,236    $   (38,218)   $    89,573   $    153,404

Total Assets                  8,548,145      9,419,403     15,255,678     15,933,059     16,442,093


Notes Payable                 9,802,243      9,940,331     17,169,423     17,373,014     17,561,620

Distributions to Limited    $     48.11    $    357.50    $     45.00    $     45.00   $      37.50
Partners Per Partnership
Unit

Net Income (Loss) Per       $    (17.89)   $    542.91    $     (3.86)   $      9.05   $      15.49
Limited Partnership Unit
Before Extraordinary Item

Net Income (Loss) Per       $       -0-    $    (74.43)   $       -0-    $       -0-   $        -0-
Limited Partnership Unit
of the Extraordinary Item

Net Income (Loss) Per       $    (17.89)   $    468.48    $   (3.86)     $      9.05    $     15.49
Limited Partnership Unit


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The financial figures disclosed in this narrative consists of both the Oakwood Village and Springfield apartment community operations in the years 2002 and prior and the Springfield apartment community in 2003. The Oakwood Village apartment community was sold on November 27, 2002 and the Oakwood Village net property operations are disclosed on a separate line in the Statement of Operations entitled "Discontinued Operations" in the years 2002 and prior.

In December 2003, the Partnership adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with SFAS 144, all operations relating to Springfield are shown in discontinued operations.

Rental income, relating to the property held for sale and included in discontinued operations, for the twelve months ended December 31, 2003 was $2,015,834 as compared to $1,944,750 and $2,084,324 for the comparable periods ended December 31, 2002 and December 31, 2001, respectively. Net loss from property operations for the twelve months ended December 31, 2003 was $(163,795) as compared to $(89,687) and $(115,113) for the comparable periods ended December 31, 2002 and December 31, 2001.

The $25,426 smaller net loss from property operations in 2002 over 2001 was a result of several factors. During 2001 the partnership incurred approximately $110,000 of expenses in connection with the Proxy Solicitation discussed in Part
I. Item 4. above. The expenses included professional services for legal, property appraisals and accounting, printing and mailing fee expenses and filing fees paid to the Securities and Exchange Commission. The remaining factors which offset the proxy solicitation expense savings was a $133,917 decrease in property income primarily the result of lower apartment occupancies and higher rental concession in 2002. Operating expenses, however, were $114,454 lower in 2002 after deducting Springfield portion of the proxy solicitation expense. This expense reduction was primarily a result of the $110,225 spent for painting and wood replacement in 2001.

The net loss from property operations increased by $74,108 in 2003. The increase in the loss was expense related. Property payroll expense increased $40,361 and was a result of and increase in personnel overtime and leasing bonuses paid as occupancy improved and a result of employing a temporary worker for office and leasing assistance. Repair and maintenance expenses increased $38,930 and was a result of spending additional monies to make the property show well during our intensified marketing period.

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

Cash distributions of $452,571, $3,363,002, and $423,316 were paid to limited partners in 2003, 2002, and 2001 respectively. The higher distribution in 2002 was a result of the property sale distribution offset by a lower distribution from property operations.

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

Liquidity and Capital Resources

In management's opinion, working capital reserves and liquidity from property operations are sufficient to meet the short-term operating needs of the Partnership. The sole long-term commitment of the Partnership is the mortgage payable which has a balloon payment due November 2004. Management plans to meet the long-term commitment through the property sale which occurred on March 1, 2004.

Cash provided by operating activities decreased by $4,038 from 2002 to 2003. The reasons for the change is the result of the partnership experiencing a $52,085 larger net loss in 2003 verse 2002 offset by the many financial factors relative to the aforementioned sale of the Oakwood Village Apartments. Factors contributing to the higher operational net loss in 2002 are presented in the Management Discussion and Analysis section above. Cash provided by operating activities decreased by $438,186 from 2001 to 2002. The decrease was caused primarily by a $829,575 increase in the properties net loss before gain on sale and extraordinary item offset by a $358,902 decrease in restricted cash. Both of these events were related primarily to the sale of the Oakwood Village Apartments. The net loss from property operations included a $700,280 loan prepayment penalty. In addition, upon sale of the property, $205,477 of restricted cash was returned to the Partnership from the Partnership's lender.

Cash used by investing activities for capitalized asset additions totaled $48,405, $120,662 and $77,309 in 2003, 2002 and 2001 respectively. The increase in 2002 was primarily the result in an increase in the number of carpets replaced at both apartment communities coupled with some roof replacements and clubhouse improvements. The reduction in 2003 is a result of the Partnership having one property verse two thus explaining a decrease in capitalized expense.

The monthly debt service commitments totaled $52,777 for Oakwood Village and currently totals $74,644 for Springfield. The debt service is adequately funded from Partnership operations. The mortgage obligation of the Oakwood Village Apartments was retired upon sale of the apartment community. Cash used by financing activities totaled $590,659 for 2003 as compared to $10,592,004 for 2002 and $626,907 in 2001. The dramatic change in cash used by financing activities in 2002 was a result of an increase in partnership distributions of $2,939,686 resulting from the sale of Oakwood Village, coupled with a $7,025,501 increase in principal payments on the partnership's mortgage balance resulting from the loan payoff on the Oakwood Village mortgage.



Item 8.  Financial Statements and Supplementary Data


                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS



  Part I - Financial Information                                        Page No.
  ------------------------------                                        --------

Independent Auditor's Report                                                7

Balance Sheets as of December 31, 2003 and December 31, 2002                8

Statements of Operations - For the Years Ended December 31,                 9
2003, 2002 and 2001

Statements of Partners' Equity (Deficit) - For the Years Ended             10
December 31, 2003, 2002 and 2001

Statements of Cash Flows - For the Years Ended December 31,                11
2003, 2002 and 2001

Notes to Financial Statements                                             12-15

Supplementary Financial Data                                               16


All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

                          Independent Auditor's Report


To the Partners of Foundation Realty Fund, Ltd.

We have audited the accompanying balance sheets of Foundation Realty Fund Ltd. (a Florida Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Realty Fund, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 9, the partnership is winding down its operations.


                            SPENCE,MARSTON,BUNCH,MORRIS & CO.
                            Certified Public Accountants



  Clearwater, Florida
  March 8, 2004

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                          December 31, 2003    December 31, 2002
                                          -----------------    -----------------
ASSETS
Apartment Properties, at
Cost                                       $        -0-          $ 13,229,141
Less - Accumulated
Depreciation                                        -0-            (5,178,983)
                                           ------------          -------------
                                                    -0-             8,050,158

Real Estate Held for Sale                     7,774,128                   -0-

Cash and cash equivalents                       653,389             1,144,230

Restricted Cash                                  88,934                92,774

Prepaid Expenses                                 15,204                93,764
Deferred Loan Cost (Net of
Accumulated Amortization of
$137,329 and $115,342)                           16,490                38,477
                                           ------------          ------------
  TOTAL ASSETS                             $  8,548,145          $  9,419,403
                                           ============          ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
Notes Payable                              $  9,802,243          $  9,940,331
Interest Payable                                 57,036                63,817
Accounts Payable                                 50,244                57,921
Security Deposits                                31,952                42,163
Unearned Rent                                    27,885               106,653
                                           ------------          ------------
TOTAL LIABILITIES                             9,969,360            10,210,885
                                           ============          ============

Partners' (Deficit):
Limited Partners' (Deficit)
(9,407 units)outstanding at
December 31, 2003 and
December 31, 2002                            (1,412,357)             (791,482)
General Partners' (Deficit)                      (8,858)                  -0-
                                           ------------          ------------
TOTAL PARTNERS'(DEFICIT)                     (1,421,215)             (791,482)
                                           ------------          ------------
TOTAL LIABILITIES AND
PARTNERS'(DEFICIT)                         $  8,548,145          $  9,419,403
                                           ============          ============


The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                            STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31


                                   2003           2002           2001
                                   ----           ----           ----

Interest Income              $     3,987    $     3,338    $    11,119

General and Administrative       (17,354)       (38,718)       (58,316)
                             -----------    -----------    -----------
Net Loss before
Discontinued Operations          (13,367)       (35,380)       (47,197)
and Extraordinary Items

Discontinued Operations         (163,795)      (132,133)         8,979

Gain on Sale of Property             -0-      5,527,029            -0-
                             -----------    -----------    -----------
Net Income (Loss) before
Extraordinary                   (177,162)     5,359,516        (38,218)

Extraordinary Item:
Mortgage Prepayment
Penalty                              -0-       (700,280)           -0-
                             -----------    -----------    -----------

Net Income (Loss)            $  (177,162)   $ 4,659,236    $   (38,218)
                             ===========    ===========    ===========

Allocation of Net Income
(Loss) -
Limited Partners             $  (168,304)   $ 4,406,963    $   (36,307)
General Partners                  (8,858)       252,273         (1,911)
                             -----------    -----------    -----------

                             $  (177,162)   $ 4,659,236    $   (38,218)
                             ===========    ===========    ===========
Net Income (Loss) Per
Limited Partnership Unit
Before Extraordinary Item    $    (17.89)   $    542.91    $     (3.86)
                             ===========    ===========    ===========
Net Income (Loss) Per
Limited Partnership Unit
of the Extraordinary Item    $       -0-    $    (74.43)   $       -0-
                             ==========     ===========    ===========
Net Income (Loss) Per
Limited Partnership Unit     $    (17.89)   $    468.48    $     (3.86)
                             ===========    ===========    ===========

Number of Limited
Partnership Units                  9,407          9,407          9,407
                             ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



                                  Limited           General           Total
                                 Partners'         Partners'        Partners'
                              Equity(Deficit)   Equity(Deficit)  Equity(Deficit)
                              ---------------   ---------------  ---------------

Balance, December 31, 2000      $(1,375,820)       $(250,362)      $(1,626,182)
                                -----------        ---------       -----------

Distribution to Partners           (423,316)              -0-         (423,316)
Net Income (Loss)                   (36,307)          (1,911)          (38,218)
                                -----------        ---------       -----------
  Balance, December 31, 2001     (1,835,443)        (252,273)       (2,087,716)
                                -----------        ---------       -----------

Distribution to Partners         (3,363,002)              -0-       (3,363,002)
Net Income (Loss)                  4,406,963          252,273         4,659,236
                                -----------        ---------       -----------
  Balance, December 31, 2002       (791,482)              -0-         (791,482)
                                -----------        ---------       -----------

Distribution to Partners           (452,571)              -0-         (452,571)
Net Income (Loss)                  (168,304)          (8,858)         (177,162)
                                -----------        ---------       -----------
  Balance, December 31, 2003    $(1,412,357)         $(8,858)      $(1,421,215)
                                ===========          =======       ===========


The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                  2003           2002            2001
                                                  ----           ----            ----
Net Cash Provided by Operating Activities:
Net Income (Loss)                           $   (177,162)   $  4,659,236    $    (38,218)

Adjustments to Reconcile Net
Income (Loss) to Net Cash
Provided by Operating Activities

Depreciation & Amortization                      346,422         625,140         613,798
Gain on Sale of Property                             -0-      (5,527,029)            -0-
Changes in Operating
Assets and Liabilities:

(Increase) Decrease
in Restricted Cash                                 3,840         384,921          26,019
(Increase) Decrease in Prepaid
Expense                                           78,560         (86,590)          1,104
Increase (Decrease) in Accounts
Payable                                          (14,458)         79,535          10,355

Increase (Decrease)in Unearned
Rents                                            (78,768)         74,284         (19,495)
Increase (Decrease) in
Security Deposits                                (10,211)        (57,236)         (3,116)
                                            ------------    ------------    ------------
Net Cash Provided by
Operating Activities                             148,223         152,261         590,447
                                            ------------    ------------    ------------

Net Cash Flows from Investing
Activities:

Proceeds from Sale of Property                       -0-      11,120,161             -0-
Improvements to Apartment
Properties                                       (48,405)       (120,662)        (77,309)
                                            ------------    ------------    ------------
Net Cash Used in Investing
Activities                                       (48,405)     10,999,499         (77,309)
                                            ------------    ------------    ------------
Net Cash Flows from Financing Activities:

Distributions to Partners                       (452,571)     (3,363,002)       (423,316)
Payments of Notes Payable                       (138,088)     (7,229,092)       (203,591)
                                            ------------    ------------    ------------
Net Cash Used by Financing
Activities                                      (590,659)    (10,592,094)       (626,907)
                                            ------------    ------------    ------------
Increase (Decrease) in Cash                     (490,841)        559,666        (113,769)
Cash at Beginning of Year                      1,144,230         584,564         698,333
                                            ------------    ------------    ------------
Cash at End of Year                         $    653,389    $  1,144,230    $    584,564
                                            ============    ============    ============
Supplemental Cash Flow
Information: Interest Paid                  $    756,739    $  1,901,067    $  1,325,844
                                            ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION:

Foundation Realty Fund, Ltd. (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates one apartment property. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a wholly owned subsidiary of Raymond James Financial, Inc. are the General Partners and manage and control the business of the Partnership.

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

Restricted Cash

Restricted cash includes $56,392 at December 31, 2003 and $50,611 at December 31, 2002 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $32,542 at December 31, 2003 and $42,163 at December 31, 2002 of tenant security deposits held in escrow account.

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

Real Estate Held for Sale

In December 2003, the Partnership adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Partnership has committed to disposing of its remaining real estate asset and operations relating to that asset have been disclosed in discontinued operations as required by SFAS 144 (Note 5 and Note 10).

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparison purposes to conform with the presentation in the current year financial statements.

Advertising Costs

Advertising costs are charged to operations in the period incurred and totaled $32,885, $38,244, and $47,731 for the years ended December 31, 2003, 2002, and
2001, respectively.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the years ended December 31:

                                       2003           2002           2001
                                       ----           ----           ----
Property Management Fees            $105,348       $183,542       $197,363
General and Administrative Costs       1,200          1,160          1,030

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $13,425 are due to the Corporate General Partner at December 31, 2003. Property management fees in the amount of $9,000 were due to the Corporate General Partner at December 31, 2002. There were no amounts due from related parties at December 31, 2003 or December 31, 2002.

NOTE 4 - LEASES AND APARTMENT PROPERTIES:

As of December 31, 2002, the Partnership owned one apartment complex leased to residents under short-term operating leases. As of December 31, 2003, this property was transferred to real estate held for sale. See Note 5. A summary of the apartment property is as follows:

                                            December 31, 2002
                                            -----------------
Land                                             $  2,154,136
Buildings                                           9,613,912
Furniture & Fixtures                                1,461,093
                                                 ------------
Apartment Property at Cost                         13,229,141
Less: Accumulated Depreciation                     (5,178,983)
                                                 ------------
                                                 $  8,050,158
                                                 ============

NOTE 5 - REAL ESTATE HELD FOR SALE:

As of December 31, 2003, the Partnership is holding its remaining real estate asset for sale (Note 10). In accordance with SFAS 144, the Partnership ceased depreciating the assets held for sale in December 2003. A summary of the apartment property held for sale is as follows:

                                            December 31, 2003
                                            -----------------
Land                                              $ 2,154,136
Buildings                                           9,613,912
Furniture & Fixtures                                1,509,498
                                                   -----------
Apartment Property at Cost                         13,277,546
Less: Accumulated Depreciation                     (5,503,418)
                                                  -----------
                                                  $ 7,774,128
                                                  ===========

Also in accordance with SFAS 144, operations relating to the assets held for sale are disclosed as discontinued operations. A table of the summarized operations of the apartment property held for sale follows:


                                     2003           2002             2001
                                     ----           ----             ----
Revenues:
Rental income                    $2,015,834      $1,944,750       $2,084,324
Miscellaneous income                 93,709         118,185          112,528
                                 ----------      ----------       ----------
  Total revenues                  2,109,543       2,062,935        2,196,852
                                 ----------      ----------       ----------

Expenses:
Real estate taxes                   165,426         164,161          159,735
Property management                 105,348         102,916          110,393
Other property expenses             899,403         776,516          926,022
Depreciation                        324,435         319,679          316,977
Interest expense                    756,739         767,364          776,851
Amortization                         21,987          21,986           21,987
                                 ----------      ----------       ----------
  Total expenses                  2,273,338       2,152,622        2,311,965
                                 ----------      ----------       ----------

Net Operating Income (Loss)      $ (163,795)     $  (89,687)      $ (115,113)
                                 ==========       =========       ==========


NOTE 6 - TAXABLE INCOME:

The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS) and the presentation of prepaid rents. The following is a reconciliation between net income (loss) as reported and partnership income
(loss) for tax purposes:

                                          2003          2002             2001
                                          ----          ----             ----
Net income(loss) per financial
statements                           $  (177,162)   $ 4,659,236    $   (38,218)

Gain on sale reduced for tax in
excess of financial gain                     -0-        869,875            -0-

Tax depreciation in excess of or
(less than) financial depreciation       (88,901)      (116,868)      (131,635)

Increase (decrease) in prepaid
rents added to taxable income            (77,755)        68,592        (17,826)
                                     -----------    -----------    -----------

Partnership income(loss) for tax     $  (343,818)   $ 5,480,835    $  (187,679)
purposes                             ===========    ===========    ===========

NOTE 7 - NOTES PAYABLE:

The notes payable at December 31, 2003 and 2002 consist of the following:

                                               2003            2002
                                               ----            ----
Springfield
The first mortgage note, which has
an interest rate of 7.67%, is
payable in monthly installments
including principal and interest of
$74,644 through October 2004. There
is a balloon payment of $9,666,045
due on this loan of the remaining
principal and any unpaid interest
in November 2004.                          $9,802,243        $9,940,331
                                           ==========        ==========


The aggregate amount of principal payments due in the years after December 31, 2003 are:

                                              2004           $9,802,243
                                                             ==========

NOTE 8 - SALE OF PROPERTY:

On November 27, 2002, the Partnership sold the Oakwood Village Apartments in Atlanta, Georgia for $11,150,000.

A table of the summarized operations of the sold property follows:

                                            2002                   2001
                                            ----                   ----
                                        (11 Months)

Total Operating Revenues                $ 1,464,810            $ 1,725,186
Total Operating Expenses                 (1,013,807)            (1,070,717)
Interest Income                               3,791                 18,616
Interest Expense                           (497,240)              (548,993)
                                        -----------            -----------
Net Operating Income (Loss)             $   (42,446)           $   124,092
                                        ===========            ===========


NOTE 9 - OTHER MATTERS:

A solicitation of proxy was made to the limited partners during 2001. The subject matter of the proxy involved the Corporate General Partner seeking approval from the limited partners to sell the assets owned by the partnership and approval to windup partnership operations. A majority of limited partners voted to approve the sale of the partnership assets and windup the partnership operations.


NOTE 10 - SUBSEQUENT EVENTS:

On February 15, 2004, the Partnership paid distributions of $47,035 to the Limited Partners. On March 1, 2004, the real estate held for sale, Springfield Apartments, was sold for $12,400,000 resulting in a gain on the sale of approximately $4,544,000.

NOTE 11 - Selected Quarterly Financial Data (Unaudited)


2002                        Q-1-02         Q-2-02        Q-3-02         Q-4-02
----                        ------         ------        ------         ------
Net Income (Loss)
before Discontinued
Operations and
Extraordinary Items    $    (1,123)   $    (1,914)   $   (16,198)   $   (16,145)

Net Income (Loss)
before Extraordinary
Item                        29,954        (34,205)       (23,453)     5,387,220

Net Income (Loss)           29,954        (34,205)       (23,453)     4,686,940

Net Income (Loss) Per
Limited Partnership
unit                          3.02          (3.45)         (2.37)        471.28


2003                        Q-1-03         Q-2-03         Q-3-03        Q-4-03
----                        ------         ------         ------        ------
Net Income (Loss)
before Discontinued
Operations and
Extraordinary Items    $    (1,447)   $    (7,522)   $    (3,477)   $      (921)

Net Income (Loss)            9,415        (21,044)       (87,894)       (77,639)

Net Income (Loss) Per
Limited Partnership
unit                           .95          (2.12)         (8.87)         (7.85)


The increase in net income before extraordinary item during the fourth quarter of 2002 was a result of the sale of the Oakwood Village Apartments on November 27, 2002. This property sale, which resulted in a $5,527,029 gain, is the cause for the significant increase.

The increasing quarterly loss in 2003 was revenue driven during the second and third quarter as the property occupancy declined from the mid-ninety percent range to the low nineties. Although the property occupancy increased during the fourth quarter, the fourth quarter loss was primarily expense driven. Property expenses increased as marketing efforts to sell the property intensified.

For comparability, the 2002 figures have been reclassified, where appropriate to conform with the financial statement presentation used in 2003.

Item 9. Disagreements on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

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

                                                2003        2002         2001
                                                ----        ----         ----
Property management fees are paid to
the General Partners for services
performed in connection with, among
other things, the day to day
management to the Limited
Partnership's properties. As
compensation for management services
they perform, the General Partners
are paid a monthly fee equal to 5% of
the monthly gross receipts from
residential property. These fees
are included in the Statement of
Operations.                                  $ 105,348    $ 183,542    $ 197,363

Affiliates of the General Partners
are reimbursed for general and
administrative expenses of the
partnership on an accountable basis.
This expense is included in the
Statement of Operations. Direct costs
are paid by the Partnership.                     1,200        1,160        1,030

The General Partners receive 5% of
cash from operations subject to
certain subordination agreements. In
addition, the General Partners are
allocated 5% of all tax items.                     -0-          -0-          -0-


Item 14. Principal Accounting Fees

The aggregate fee billed by the Partnership's accounting firm, Spence Marston Bunch Morris CPA's for the years ended December 31, 2003 and December 31, 2002 totaled $4,675 and $5,025 respectively. The breakdown of the accounting fees were 75% for audit services and 25% for tax services.


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



B.   Reports filed on Form 8-K - None

C.   Exhibits filed with this Report - None

                          Foundation Realty Fund, Ltd.
                         (A Florida Limited Partnership)
  Schedule - III - Real Estate and Accumulated Depreciation for the Years Ended
                        December 31, 2003, 2002 and 2001

  Period             Description            Encumbrance                Initial                Cost               Carrying
  ------             -----------            -----------                 Cost to            Capitalized           Amount at
                                                                      Partnership         Subsequent to           Close of
                                                                      -----------          Acquisition            Period
                                                                                           -----------            ------
For the             Oakwood Village      First Mortgage note
year ended          Apartments           with 7.67% interest
12/31/2001          Atlanta, GA          rate. Balance
                                         $7,111,459 at December
                                         31, 2001                     $ 9,038,120            $427,997           $ 9,466,117

                    Springfield          First mortgage note
                    Apartments Durham,   with 7.67% interest
                    NC                   rate. Balance
                                         $10,057,964 at December
                                         31, 2001                      12,767,861             397,123            13,164,984
                                                                      -----------            --------           -----------
                    TOTAL                                             $21,805,981            $825,120           $22,631,101
                                                                      ===========            ========           ===========

  Period             Description            Encumbrance                Initial                Cost               Carrying
  ------             -----------            -----------                Cost to            Capitalized            Amount at
                                                                      Partnership         Subsequent to           Close of
                                                                      -----------          Acquisition            Period
For the             Oakwood Village      Property Sold                                     -----------            ------
year ended          Apartments           November 27,
12/31/2002          Atlanta, GA          2002

                    Springfield          First mortgage note
                    Apartments Durham,   with 7.67% interest
                    NC                   rate. Balance
                                         $10,057,964 at December
                                         31, 2001                     $12,767,861            $461,280           $13,229,141
                                                                      -----------            --------           -----------
                    TOTAL                                             $12,767,861            $461,280           $13,229,141
                                                                      ===========            ========           ===========

  Period             Description            Encumbrance                Initial                Cost               Carrying
  ------             -----------            -----------                Cost to            Capitalized           Amount at
                                                                      Partnership         Subsequent to           Close of
                                                                      -----------          Acquisition            Period
For the             Springfield          First mortgage note                               -----------            ------
year ended          Apartments Durham,   with 7.67% interest
12/31/2003          NC                   rate. Balance
                                         $10,057,964 at December
                                         31, 2001                     $12,767,861              $509,685         $13,277,546
                                                                      -----------            --------           -----------
                    TOTAL                                             $12,767,861              $509,685         $13,277,546
                                                                      ===========              ========         ===========

                          Foundation Realty Fund, Ltd.
                         (A Florida Limited Partnership)
  Schedule - III - Real Estate and Accumulated Depreciation for the Years Ended
                        December 31, 2003, 2002 and 2001

  Period              Description           Accumulated         Date of           Date of            Depreciation Life
  ------              -----------           Depreciation        Purchase        Construction         -----------------
                                            ------------        --------        ------------
For the              Oakwood Village                                                                  Building-35 years
year ended           Apartments                                                                       Appliances &
12/31/2001           Atlanta, GA            $3,699,824          1/22/88            1982               Equipment-8 years

                     Springfield                                                                      Building-35 years
                     Apartments                                                                       Appliances &
                     Durham, NC              4,859,305          9/22/88            1986               Equipment-8 years
                                            ----------
                     TOTAL                  $8,559,129
                                            ==========

  Period              Description           Accumulated         Date of           Date of            Depreciation Life
  ------              -----------           Depreciation        Purchase        Construction         -----------------
                                            ------------        --------        ------------
For the              Oakwood Village        Property sold
year ended           Apartments             November 27,
12/31/2002           Atlanta, GA            2002

                     Springfield                                                                     Building-35 years
                     Apartments                                                                      Appliances &
                     Durham, NC             $5,178,983           9/22/88           1986              Equipment-8 years
                                            ----------
                     TOTAL                  $5,178,983
                                            ==========


  Period              Description           Accumulated         Date of           Date of            Depreciation Life
  ------              -----------           Depreciation        Purchase        Construction         -----------------
                                            ------------        --------        ------------
For the              Springfield                                                                     Building-35 years
year ended           Apartments                                                                      Appliances &
12/31/2003           Durham, NC             $5,503,418           9/22/88           1986              Equipment-8 years
                                            ----------
                     TOTAL                  $5,503,418
                                            ==========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - Real Estate and Accumulated Depreciation
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


             Balance at   (Deletions)     Balance at
             Beginning     Additions        Close
              of Year      ---------       of Year
             ----------                  -----------

2001
Land        $ 3,141,510   $       -0-    $ 3,141,510
Buildings    17,298,118           -0-     17,298,118
Equipment     2,114,164        77,309      2,191,473
            -----------   -----------    -----------
Total       $22,553,792   $    77,309    $22,631,101
            ===========   ===========    ===========

2002
Land        $ 3,141,510   $  (987,374)   $ 2,154,136
Buildings    17,298,118    (7,684,206)     9,613,912
Equipment     2,191,473      (730,380)     1,461,093
            -----------   -----------    -----------

Total       $22,631,101   $(9,401,960)   $13,229,141
            ===========   ===========    ===========

2003
Land        $ 2,154,136   $       -0-    $ 2,154,136
Buildings     9,613,912           -0-      9,613,912
Equipment     1,461,093        48,405      1,509,498
            -----------   -----------    -----------

Total       $13,229,141   $    48,405    $13,277,546
            ===========   ===========    ===========



The significant drop in the 2002 real estate and accumulated depreciation is a result of the property sale of the Oakwood Village Apartments on November 27, 2002.

                                 SCHEDULE III -
                    Real Estate and Accumulated Depreciation
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


              Balance at     Depreciation       Sale of         Balance at
              Beginning        Expense         Property       Close of Year
               of Year       ------------      --------       -------------
              ---------

2001
Buildings    $6,217,655        $494,232                         $6,711,887
Equipment     1,769,230          78,012                          1,847,242
             ----------        --------                         ----------
Total        $7,986,885        $572,244       $       -0-       $8,559,129
             ==========        ========       ===========       ==========

2002
Buildings    $6,711,887        $475,936       $(3,267,567)      $3,920,256
Equipment     1,847,242          73,408          (661,923)       1,258,727
             ----------        --------       -----------       ----------
Total        $8,559,129        $549,344       $(3,929,490)      $5,178,983
             ==========        ========       ===========       ==========

2003
Buildings    $3,920,256        $274,683                         $4,194,939
Equipment     1,258,727          49,752                          1,308,479
             ----------        --------       -----------       ----------
Total        $5,178,983        $324,435       $       -0-       $5,503,418
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

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)

By: RJ PROPERTIES, INC.
a General Partner


Date: March 22, 2004           By: J. Robert Love  President
                                   (Signature)


Date: March 22, 2004           By: Alan G. Lee    Secretary
                                   (Signature)


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FOUNDATION REALTY FUND, LTD.
(A Florida Limited Partnership)
(Registrant)


By: RJ PROPERTIES, INC.
a General Partner


Date: March 22, 2004            By: J. Robert Love   President
                                    (Signature)


Date: March 22, 2004            By: Alan G. Lee      Secretary
                                    (Signature)

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


March 22, 2004
Simpson Property Group - Submanager




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


March 22, 2004
RJ Properties, Inc. - Managing General Partner




---------------
J. Robert Love
President