Form 10-Q
period 2004-03-31
FOUNDATION REALTY FUND LTD
filed 2004-05-10
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 2004             Commission File Number  0-17717


                          FOUNDATION REALTY FUND, LTD.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


             Florida                                          59-2802896
   ------------------------------                        ---------------------
  (State or other jurisdiction of                        (IRS Employer ID No.)
   incorporation or organization)

  1100 Abernathy Road NE Building 500 Suite 700 Atlanta, GA        30328
  ---------------------------------------------------------       -------
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

Title of Each Class                               Number of Units March 31, 2004
Units of Limited Partnership                                  9,407
Interests:                                               $1,000 per unit


DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                          INDEX TO FINANCIAL STATEMENTS



Part 1- Financial Information                                           Page No.

Balance Sheets as of March 31, 2004 and
December 31, 2003                                                             3

Statements of Operations-
For the Three Months Ended March 31, 2004 and 2003                            4

Statements of Partners' Equity (Deficit)-
For the Three Months Ended March 31, 2004 and 2003                            5

Statements of Cash Flows-
For the Three Months Ended March 31, 2004 and 2003                          6-7

Notes to Financial Statements                                              8-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          11

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

ASSETS                                      March 31, 2004    December 31, 2003
                                            --------------    -----------------
                                             (Unaudited)          (Audited)


Real Estate Held for Sale                    $      -0-         $ 7,774,128

Cash and Cash Equivalents                        784,763            653,389

Restricted Cash                                     -0-              88,934

Prepaid Expenses & Accounts Receivable           102,468             15,204

Deferred Loan Cost (Net of Accumulated
Amortization of $-0- and $137,329)                  -0-              16,490
                                             -----------        -----------
TOTAL ASSETS                                 $   887,231        $ 8,548,145
                                             ===========        ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Notes Payable                                $      -0-         $ 9,802,243
Interest Payable                                    -0-              57,036
Accounts Payable                                  13,000             50,244
Security Deposits                                   -0-              31,952
Unearned Rent                                       -0-              27,885
                                             -----------        -----------
TOTAL LIABILITIES                                 13,000          9,969,360
                                             -----------        -----------

Partner's Equity (Deficit):
Limited Partner's Equity (Deficit) (9,407
Units outstanding at March 31, 2004 and
December 31, 2003)                               874,231         (1,412,357)

General Partner's (Deficit)                         -0-              (8,858)
                                             -----------        -----------
Total Partner's Equity (Deficit)                 874,231         (1,421,215)
                                             -----------        -----------

TOTAL LIABILITIES AND PARTNER'S EQUITY
(DEFICIT)                                    $   887,231        $ 8,548,145
                                             ===========        ===========

The accompanying notes are an integral part of these financial statements

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                       FOR THE THREE MONTHS ENDED MARCH 31


                                               2004            2003
                                               ----            ----

Interest Income                           $       364    $       613

General & Administrative                      (11,500)        (2,060)
                                          -----------    -----------

Net (Loss) before Discontinued
Operations                                    (11,136)        (1,447)

Discontinued Operations                      (110,897)        10,862

Gain on Sale of Property                    4,606,876            -0-
                                          -----------    -----------

Net Income                                $ 4,484,843    $     9,415
                                          ===========    ===========

Allocation of Net Income -
Limited Partners                          $ 4,474,985    $     8,944
General Partners                                9,858            471
                                          -----------    -----------
                                          $ 4,484,843    $     9,415
                                          ===========    ===========


Net Income Per Limited Partnership Unit   $    475.70    $       .95
                                          ===========    ===========


Number of Limited Partnership Units             9,407          9,407
                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                  Limited Partners'     General Partners'    Total Partners'
                  Equity (Deficit)      Equity (Deficit)     Equity (Deficit)
                  ----------------      ----------------     ----------------

Balance December
31, 2002           $  (791,482)         $         0          $  (791,482)

Distribution to
Partners              (264,431)                   0             (264,431)

Net Income               8,944                  471                9,415
                   -----------          -----------          -----------
Balance, March
31, 2003           $(1,046,969)         $       471          $(1,046,498)
                   ===========          ===========          ===========



Balance December
31, 2003           $(1,412,357)         $    (8,858)         $(1,421,215)

Distribution to
Partners            (2,188,397)              (1,000)          (2,189,397)

Net Income           4,474,985                9,858            4,484,843
                   -----------          -----------          -----------

Balance, March
31, 2004           $   874,231          $         0          $   874,231
                   ===========          ===========          ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                2004             2003
                                                ----             ----
Net Cash Provided By Operating Activities:

Net Income                                 $  4,484,843    $      9,415

Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities:

Depreciation                                     50,342          75,513

Amortization                                     16,490           5,497

Gain on Sale of Property                     (4,606,870)            -0-

Changes in Operating Assets and
Liabilities:

(Increase) in Restricted Cash                    88,934         (44,000)

Increase in Accounts Payable                    (94,280)         41,302

Increase (Decrease) in Unearned Rents           (27,885)        (72,636)

(Increase) or Decrease in Prepaids              (87,264)         91,723

Increase (Decrease) in Security Deposits        (31,952)            559
                                             ----------       ---------

Net Cash Provided by (used in) Operating
Activities                                     (207,642)        107,373
                                             ----------       ---------

Cash Flows from Investing Activities:

Improvements to Apartment Properties                -0-          (7,507)

Proceeds from Sale of Property               12,330,656             -0-
                                             ----------       ---------

Net Cash Provided by (used in) Investing
Activities                                   12,330,656          (7,507)
                                             ----------       ---------

                                             2004             2003
                                             ----             ----

Cash Flows from Financing Activities:

Payments from Notes Payable               (9,802,243)        (33,539)

Distributions to Partners                 (2,189,397)       (264,431)
                                        ------------    ------------

Net Cash used by Financing Activities    (11,991,640)       (297,970)
                                        ------------    ------------

Increase (Decrease) in Cash                  131,374        (198,104)

Cash and Cash Equivalents at
Beginning of Period                          653,389       1,144,230
                                        ------------    ------------

Cash and Cash Equivalents at
End of Period                           $    784,763    $    946,126
                                        ============    ============

Supplemental Cash Flow Information:

Interest Paid                           $    184,581    $    190,392
                                        ============    ============

FOUNDATION REALTY FUND, LTD.
A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION Foundation Realty Fund, Ltd., (the "Partnership"), a Florida Limited Partnership, was formed April 14, 1987 under the laws of Florida. Operations commenced on January 12, 1988. The Partnership operates two apartment properties. The Partnership will terminate by December 31, 2003. The Partnership has received Limited and General Partner capital contributions of $9,407,000 and $1,000 respectively. J. Robert Love, an individual, and RJ Properties, Inc., a wholly-owned subsidiary of Raymond James Financial, Inc. are the General Partners and they manage and control the business of the Partnership.

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

Restricted Cash

Restricted cash includes $0 at March 31, 2004 and $88,934 at December 31, 2003 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $0 at March 31, 2004 and $31,952 at December 31, 2003 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 2004.

Property Management Fees                                      $14,625

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $0 are due to the Corporate General Partner at March 31, 2004. Property management fees in the amount of $9,000 were due to the Corporate General Partner at December 31, 2003. There were no amounts due from related parties at March 31, 2004 or December 31, 2003.

NOTE 4 - REAL ESTATE HELD FOR SALE:

As of December 31, 2003, the Partnership is holding its remaining real estate asset for sale (Note 9). In accordance with SFAS 144, the Partnership ceased depreciating the assets held for sale in December 2003. A summary of the apartment property held for sale is as follows:

                                                December 31, 2003
                                                -----------------

Land                                              $ 2,154,136
Buildings                                           9,613,912
Furniture & Fixtures                                1,509,498
                                                  -----------
Apartment Properties, at Cost                      13,277,546
Less: Accumulated Depreciation                     (5,503,418)
                                                  -----------
                                                  $ 7,774,128
                                                  ===========

Also in accordance with SFAS 144, operations relating to the assets held for sale are disclosed as discontinued operations. A table of the summarized operations of the apartment property held for sale follows:

Revenues:                                     2004                      2003
                                              ----                      ----
Rental income                              $ 292,813                 $ 534,980
Miscellaneous income                          11,024                    15,822
                                           ---------                 ---------
Total revenues                               303,837                   550,802

Expenses:
Real estate taxes                             25,867                    42,270
Property management                           14,625                    27,589
Other property expenses                      179,865                   198,679
Depreciation                                  50,342                    75,513
Interest expense                             127,545                   190,392
Amortization                                  16,490                     5,497
                                           ---------                 ---------
Total expenses                             $ 414,734                 $ 539,940
                                           ---------                 ---------

Net Operating Income (Loss)                $(110,897)                $  10,862
                                           =========                 =========

NOTE 5 - NOTES PAYABLE:

The note payable was secured by the apartment property. Upon sale of the Springfield Apartment on March 1, 2004, the mortgage note was paid in full.

NOTE 6 - BASIS OF PREPARATION:

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the result to be expected for the year.

NOTE 7 - SALE OF PROPERTY:

On March 1, 2004, the Partnership sold the Springfield Apartments in Durham, North Carolina for $12,400,000.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In December 2003, the Partnership adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with SFAS 144, all operations relating to Springfield are shown in discontinued operations.

Net property operations, relating to the property held for sale and included in discontinued operations, for the three months ended March 31, 2004 was ($110,897) as compared to $10,862 for the comparable period ended March 31, 2003. The $121,759 decrease in rental income in the current year is primarily revenue related. The prevalence of rental concessions and a lower apartment occupancy rate in the first quarter of 2004 verse the first quarter of 2003 resulted in $80,000 of the decrease. The remaining decrease related to additional repair and maintenance expenditures incurred while getting the property in a marketable condition.

The sale of the Springfield Apartments on March 1, 2004 was the most significant financial event in 2004. The sale resulted in a gain of $4,606,876. An initial sale distribution of $2,141,362 and $1,000 was made to the limited and general partners respectively.

The sole long-term commitment of the Partnership was the Springfield Apartments mortgage payable which had a balloon payment due November 2004. Management met the long-term commitment through the property sale which occurred on March 1, 2004.

Liquidity and Capital Resources

Cash provided by operating activities decreased by $315,015 from March 31, 2003 to March 31, 2004. The reasons for the change is the result of the partnership experiencing a $121,759 larger net loss versus net income for the applicable quarterly period as described above. In addition, a $169,395 change occurred in the operating assets and liabilities as a result of the March 1, 2004 sale of the Springfield Apartments.

Cash used by investing activities totaled $12,330,656 representing the sale price of the Springfield Apartments of $12,400,000 reduced for sale-related costs and prorations.

Finally, cash used by financing activities increased by $11,693,670 resulting primarily from the $9,778,185 mortgage payoff upon sale of the Springfield Apartments coupled with the initial sale distribution of $2,141,362 and $1,000 to the limited and general partners respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 FOUNDATION REALTY FUND, LTD.
 A Florida Limited Partnership

 By: RJ PROPERTIES, INC. a General Partner


                           /s/ J. Robert Love
                           --------------------------
   5/09/04                 J. Robert Love - President
    Date                    (Signature)


                           /s/ Alan G. Lee
                           ---------------------------------
   5/09/04                 Alan G. Lee - Assistant Secretary
    Date                    (Signature)

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


May 9, 2004
Simpson Property Group - Submanager


/s/ John R. Luckett
------------------------
John R. Luckett
Vice President - Finance

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


May 9, 2004
RJ Properties, Inc. - Managing General Partner


/s/ J. Robert Love
--------------------
J. Robert Love
President