Form 10-Q
period 2004-06-30
FOUNDATION REALTY FUND LTD
filed 2004-08-10
CIK 813652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2004      Commission File Number  0-17717


                          FOUNDATION REALTY FUND, LTD.
             (Exact name of Registrant as specified in its charter)


            Florida                                        59-2802896
  (State or other jurisdiction of                    (IRS Employer ID No.)
   incorporation or organization)

  1100 Abernathy Road NE Building 500 Suite 700 Atlanta, GA        30328
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

Title of Each Class                         Number of Units June 30, 2004
Units of Limited Partnership                          9,407
Interests:                                        $1,000 per unit


                      DOCUMENT INCORPORATION BY REFERENCE
Part IV - Registration Statement S-11, File No. 33-13849

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)


                          INDEX TO FINANCIAL STATEMENTS



Part 1- Financial Information                                          Page No.

Balance Sheets as of June 30, 2004 and
December 31, 2003                                                            3

Statements of Operations-
For the Six Months Ended June 30, 2004 and 2003                              4

Statements of Operations-
For the Three Months Ended June 30, 2004 and 2003                            5

Statements of Partners' Equity (Deficit)-
For the Six Months Ended June 30, 2004 and 2003                              6

Statements of Cash Flows-
For the Six Months Ended June 30, 2004 and 2003                              7

Notes to Financial Statements                                             8-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      11-12

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                              June 30, 2004    December 31, 2003
                                              -------------    -----------------
                                               (Unaudited)        (Audited)
ASSETS

Real Estate Held for Sale                      $     -0-         $ 7,774,128

Cash and Cash Equivalents                        874,317             653,389

Restricted Cash                                      -0-              88,934

Prepaid Expenses & Accounts Receivable               -0-              15,204

Deferred Loan Cost (Net of Accumulated
Amortization of $-0- and $137,329)                   -0-              16,490
                                               ---------         -----------

TOTAL ASSETS                                   $ 874,317         $ 8,548,145
                                               =========         ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Notes Payable                                  $     -0-         $ 9,802,243
Interest Payable                                     -0-              57,036
Accounts Payable                                   3,000              50,244
Security Deposits                                    -0-              31,952
Unearned Rent                                        -0-              27,885
                                               ---------         -----------

TOTAL LIABILITIES                                  3,000           9,969,360
                                               ---------         -----------


Partner's Equity (Deficit):
Limited Partner's Equity (Deficit) (9,407
Units outstanding at June 30, 2004 and
December 31, 2003)                               871,317          (1,412,357)

General Partner's (Deficit)                          -0-              (8,858)
                                               ---------         -----------
Total Partner's Equity (Deficit)                 871,317          (1,421,215)
                                               ---------         -----------

TOTAL LIABILITIES AND PARTNER'S EQUITY
(DEFICIT)                                      $ 874,317         $ 8,548,145
                                               =========         ===========

The accompanying notes are an integral part of these financial statements

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        FOR THE SIX MONTHS ENDED JUNE 30



                                                 2004           2003
                                                 ----           ----
Interest Income                             $     1,183    $     2,103

General & Administrative                        (11,500)       (11,072)
                                            -----------    -----------

Net (Loss) before Discontinued
Operations                                      (10,317)        (8,969)

Discontinued Operations                        (114,630)        (2,660)

Gain on Sale of Property                      4,606,876            -0-
                                            -----------    -----------

Net Income (Loss)                           $ 4,481,929    $   (11,629)
                                            ===========    ===========

Allocation of Net Income (Loss)-
Limited Partners                            $ 4,472,071    $   (11,048)
General Partners                                  9,858           (581)
                                            -----------    -----------
                                            $ 4,481,929    $   (11,629)
                                            ===========    ===========


Net Income (Loss) Per Limited Partnership
Unit                                        $    475.40    $     (1.17)
                                            ===========    ===========


Number of Limited Partnership Units               9,407          9,407
                                            ===========    ===========


The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       FOR THE THREE MONTHS ENDED JUNE 30



                                           2004        2003
                                           ----        ----
Interest Income                         $    819    $  1,490

General & Administrative                     -0-      (9,012)
                                        --------    --------

Net Income (Loss) before Discontinued
Operations                                   819      (7,522)

Discontinued Operations                   (3,733)    (13,522)
                                        --------    --------


Net (Loss)                              $ (2,914)   $(21,044)
                                        ========    ========

Allocation of Net (Loss)-
Limited Partners                        $ (2,914)   $(19,992)
General Partners                             -0-      (1,052)
                                        --------    --------
                                        $ (2,914)   $(21,044)
                                        ========    ========


Net (Loss) Per Limited Partnership
Unit                                    $   (.31)   $  (2.13)
                                        ========    ========


Number of Limited Partnership Units        9,407       9,407
                                        ========    ========


The accompanying notes are an integral part of these financial statements.

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                       Limited Partners'   General Partners'   Total Partners'
                       Equity (Deficit)    Equity (Deficit)    Equity (Deficit)
                       ----------------    ----------------    ----------------

Balance December
31, 2002                 $  (791,482)         $      0          $  (791,482)

Distribution to
Partners                    (334,984)                0             (334,984)

Net Loss                     (11,048)             (581)             (11,629)
                         -----------          --------          -----------

Balance, June
30, 2003                 $(1,137,514)         $   (581)         $(1,138,095)
                         ===========          ========          ===========



Balance December
31, 2003                 $(1,412,357)         $ (8,858)         $(1,421,215)

Distribution to
Partners                  (2,188,397)           (1,000)          (2,189,397)

Net Income                 4,472,071             9,858            4,481,929
                         -----------          --------          -----------

Balance, June
30, 2004                 $   871,317          $    -0-          $   871,317
                         ===========          ========          ===========

                          FOUNDATION REALTY FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                         2004             2003
                                                         ----             ----
Net Cash Provided By Operating Activities:

Net Income (Loss)                                  $  4,481,929    $    (11,629)

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities:

Depreciation                                             50,342         151,026

Amortization                                             16,490          10,994

Gain on Sale of Property                             (4,606,876)            -0-

Changes in Operating Assets and
Liabilities:

(Increase) Decrease in Restricted Cash                   88,934         (97,706)

Increase (Decrease) in Accounts Payable                (104,274)         81,935

Increase (Decrease) in Unearned Rents                   (27,885)        (91,082)

(Increase) Decrease in Prepaids                          15,204          60,260

Increase (Decrease) in Security Deposits                (31,952)         (2,968)
                                                     ----------         -------

Net Cash Provided by (used in) Operating
Activities                                             (118,088)        100,830
                                                     ----------         -------

Cash Flows from Investing Activities:

Improvements to Apartment Properties                        -0-         (22,744)

Proceeds from Sale of Property                       12,330,656             -0-
                                                     ----------         -------

Net Cash Provided by (used in) Investing
Activities                                           12,330,656         (22,744)
                                                     ----------         -------

                                             2004            2003
                                             ----            ----

Cash Flows from Financing Activities:

Payments from Notes Payable               (9,802,243)        (67,724)

Distributions to Partners                 (2,189,397)       (334,984)
                                        ------------    ------------

Net Cash used by Financing Activities    (11,991,640)       (402,708)
                                        ------------    ------------

Increase (Decrease) in Cash                  220,928        (324,622)

Cash and Cash Equivalents at
Beginning of Period                          653,389       1,144,230
                                        ------------    ------------

Cash and Cash Equivalents at
End of Period                           $    874,317    $    819,608
                                        ============    ============

Supplemental Cash Flow Information:

Interest Paid                           $    184,581    $    380,385
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

Restricted Cash

Restricted cash includes $0 at June 30, 2004 and $56,392 at December 31, 2003 of cash held in escrow for the payment of real estate taxes and capital replacement items. Restricted cash also includes $0 at June 30, 2004 and $31,952 at December 31, 2003 of tenant security deposits held in an escrow account.

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

NOTE 3 - COMPENSATION, REIMBURSEMENTS AND ACCRUALS TO THE GENERAL PARTNERS AND
AFFILIATES:

The General Partners and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 2004.

Property Management Fees                                          $14,625

The terms of the property management agreement call for the Corporate General Partner to receive a monthly fee of up to 5% of the monthly gross receipts from residential property operations.

Property management fees in the amount of $0 are due to the Corporate General Partner at June 30, 2004. Property management fees in the amount of $9,000 were due to the Corporate General Partner at December 31, 2003. There were no amounts due from related parties at March 31, 2004 or December 31, 2003.

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
                                                           -----------
                                                           $ 7,774,128
                                                           ===========

Also in accordance with SFAS 144, operations relating to the assets held for sale are disclosed as discontinued operations. A table of the summarized operations of the apartment property held for sale follows:

Revenues:                                2004                       2003
                                         ----                       ----
Rental income                         $ 292,813                  $1,054,558
Miscellaneous income                     12,804                      37,606
                                      ---------                  ----------
Total revenues                          305,617                   1,092,164

Expenses:
Real estate taxes                        25,867                      84,540
Property management                      14,625                      55,260
Other property expenses                 185,378                     413,256
Depreciation                             50,342                     151,026
Interest expense                        127,545                     379,670
Amortization                             16,490                      11,072
                                      ---------                  ----------
Total expenses                        $ 420,247                  $1,094,824
                                      ---------                  ----------

Net Operating Income (Loss)           $(114,630)                 $   (2,660)
                                      =========                  ==========

NOTE 5 - NOTE PAYABLE:

The note payable was secured by the apartment property. Upon sale of the Springfield Apartments on March 1, 2004, the mortgage note was paid in full.

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

Net property operations, relating to the property held for sale and included in discontinued operations, for the six months ended June 30, 2004 was ($114,630) as compared to ($2,660) for the comparable period ended June 30, 2003. The $111,970 decrease in the current year is primarily revenue related. The prevalence of rental concessions and a lower apartment occupancy rate in the first quarter of 2004 versus the first quarter of 2003 resulted in $80,000 of the decrease. The remaining decrease related to additional repair and maintenance expenditures incurred while getting the property in a marketable condition for sale.

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

Liquidity and Capital Resources

Cash provided by operating activities decreased by $218,918 from June 30, 2003 to June 30, 2004. The reasons for the change are the result of the partnership experiencing a $111,970 larger net loss from discontinued operations coupled with a $95,188 decrease in depreciation and amortization as a result of the Partnership owning the apartment property for two months in 2004 versus all of 2003.

Cash used by investing activities totaled $12,330,656 representing the sale price of the Springfield Apartments of $12,400,000 reduced for sale-related costs and prorations.

Finally, cash used by financing activities increased by $11,588,932 resulting primarily from the $9,778,185 mortgage payoff upon sale of the Springfield Apartments coupled with the initial sale distribution of $2,141,362 and $1,000 to the limited and general partners respectively.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

FOUNDATION REALTY FUND, LTD.
A Florida Limited Partnership

By: RJ PROPERTIES, INC. a General Partner



                        /s/ J. Robert Love
8/09/04                 ------------------
 Date                   J. Robert Love - President



                        /s/ Alan G. Lee
8/09/04                 ---------------
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


August 9, 2004
Simpson Property Group - Submanager


/s/ John R. Luckett
-------------------
John R. Luckett
Vice President - Finance

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


August 9, 2004
RJ Properties, Inc. - Managing General Partner



/s/ J. Robert Love
------------------
J. Robert Love
President